Form 10KSB
period 1997-03-31
SOUTHWESTERN WATER EXPLORATION CO
filed 1998-05-04
CIK 819690

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        (FEE REQUIRED)

                    For the fiscal year ended MARCH 31, 1997

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        (NO FEE REQUIRED)

        For the transition period from _______________ to _______________

                        Commission file number 33-16110-D

                       SOUTHWESTERN WATER EXPLORATION CO.
                    -------------------------------------
                    (Formerly Star Acquisitions Corporation)
                 (Name of small business issuer in its charter)


           COLORADO                                      84-1062895
           --------                                      ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

15 MACLEOD TRAIL S.E., SUITE 1100,                                     T2G 4T8
ROCKY MOUNTAIN PLAZA, CALGARY, ALBERTA                                ----------
----------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (403) 531-2630
                                 --------------
                (Issuer's telephone number, including area code)

                          ------------------------------

            Securities registered under Section 12(b) of the Exchange Act: NONE.

            Securities registered under Section 12(g) of the Exchange Act: NONE.

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes
No X                                                                       ---
  ---
            Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

            For the fiscal year ended March 31, 1997 the Issuer's revenues were approximately $61.00

            As of March 1, 1998, the aggregate market value of Issuer's voting stock held by non-affiliates was approximately $5,306.00. No market currently exists for any of the Issuer's equity securities.

            As of April 2, 1998, the Registrant had 5,633,000 shares of common stock outstanding.

            Documents Incorporated by Reference:  NONE

            Transitional Small Business Disclosure Format:  Yes        No    X
                                                                -----      -----

================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

            Southwestern Water Exploration Co. (the "Company"), formerly Star Acquisitions Corporation, was incorporated in the State of Colorado on July 10, 1987. The Company's principal offices are located at 1100 Rocky Mountain Plaza, 615 Macleod Trail, S.E., Calgary, Alberta T2G 4T8.

            Pursuant to approval of its board of directors, the Company entered into an Agreement and Plan of Reorganization with American Institute of Formation Evaluation Co.("AIFE") on October 23, 1993 (the "Plan"). Under the Plan, the Company acquired all of the issued and outstanding shares of AIFE in exchange for 4,500,000 shares of restricted common stock of the Company and AIFE became a wholly owned subsidiary of the Company. On November 12, 1993, the Company filed Amended and Restated Articles of Incorporation, pursuant to which the Company's name was changed to Southwestern Water Exploration Co.

Business Description

            The Company intends to locate, develop and market potable water throughout the American Southwest. The Company will do this by acquiring water rights to deep reservoirs in order to provide supplies of fresh water to cities, municipalities, and farmers in the Southwest. The Company has acquired a proprietary copy of a historical computerized database with information concerning water bearing strata (the "Database"). The Database contains information concerning over 150,000 computerized drill stem tests. Such information is not available from any other known sources. A drill stem test is a test run on a well drilled for hydrocarbons to determine pressures, flow rates, and chemical properties of fluids, gas, and temperatures. Drill stem tests are the only type of preliminary test which is run that measures the actual properties of the reservoir. Information in the Database, which dates to the 1950's, has been enhanced often. Using information contained in the Database, the Company has identified a potential drilling site close to the City of Las Vegas. The Company has also retained a geology firm to undertake a detailed hydrogeological study of deep water flow patterns to identify drill sites close to Las Vegas. The study concluded that the site identified by the Company close to Las Vegas was likely to contain deep water reserves. The Company believes that the Database will provide information to locate additional sources of potable water from deep reservoirs.

Projects

            Using the information contained in the Database, the Company has identified what it believes to be preferential drilling sites for significant reserves of potable water in Lincoln County, Nevada. If significant reserves are located, the Company intends to deliver water reserves to Clark County, Nevada, which includes the cities of Las Vegas, Henderson, and Laughlin. The Company believes that drilling sites in Lincoln County, Nevada (the "Nevada Project") will be its principal source of revenue initially. The Company intends to pursue additional projects in the American Southwest with information from the Database. The Company has identified at least 10,000 potential well sites throughout the American Southwest. The Company intends to extract water from some of these well sites and sell water from those sites to large metropolitan communities.

Competition

            The Company has identified a number of other companies, individuals, and partnerships which market services similar to those of the Company. Many of these competitors are better capitalized than the Company.

Many of the Company's competitors, however, have advocated strategies which focus on obtaining water from known water sources. There are relatively few proposals to deliver subsurface water to municipalities, as planned by the Company. While the Company believes that the information from the Database provides it with a competitive advantage, there can be no assurance that the Company will be able to compete effectively with others to locate sources of potable water or to obtain favorable contracts for the sale of such water.

Government Regulation

            The Nevada Project will be subject to significant government regulation and a potentially lengthy government approval process. Other future projects may face comparable government regulation and involve extensive governmental approvals. Nevada law requires that a permit be issued before any water may be diverted. The drilling site involved in the Nevada Project is located in an area which may require the Company to obtain a permit to appropriate water or obtain permission to drill an exploratory well.

            The Nevada State Engineer (the "State Engineer") may issue a written waiver to the permit requirements for wells drilled to determine the availability or quality of water. The State Engineer may grant such a waiver upon a showing of good cause. The Company believes that good cause exists to grant such a waiver because it will likely be drilling for water at a depth and in an area where there has been no prior drilling for deep water reserves of potable water. After the Company submits its appropriation application, the State Engineer will publish a notice of the application in a newspaper of general circulation. The State Engineer would also be required to give notice to the counties from which water would be diverted and to the counties to which it would be delivered. County commissioners would then review the application and provide comments to the State Engineer. Pursuant to Nevada law, comments and protests could also be submitted by interested persons prior to the granting of a drilling permit for a development well. This procedure may involve an open forum consultation process lasting one year or more.

            If the proposed use of the discovered unappropriated water does not tend to impair the value of existing rights and is not detrimental to the public interest, the State Engineer is required by statute (with some exceptions) to approve a permit application within one year. The State Engineer, however, may impose additional requirements. Most of these requirements relate to the transfer of limited amounts of shallow subsurface groundwater. It is not anticipated that these requirements will impede the timing of the Nevada Project because the Company is developing deep water reserves.

            Prior to the commencement of work on the Nevada Project, the Company will have to comply with certain environmental regulations. Commencement of the Nevada Project may require the completion of an Environmental Impact Study ("EIS"). The Company believes, based on its research, that the drilling program and the proposed pipeline route of the Nevada Project would cause minimal environmental impact. The Company may also be required to obtain approval from the Bureau of Land Management and the U.S. Fish and Game Department, among others. Construction of the pipeline may also require compliance with numerous federal laws, including but not limited to the Endangered Species Act.

            The construction of a pipeline to deliver water from the well site to the end user will also be subject to government regulation and approval with regard to property rights. The Company may need to purchase easements on property owned by the State of Nevada or the federal government. The purchase of such easements may require the Company to obtain governmental approvals and to comply with federal and state regulations, which may result in significant delay. The Company believes that construction of the pipeline and a pumping station will be financed by an issuance of public-sector or other securities. The need for governmental approval and compliance with federal or state regulations for such financing may result in significant delays or render the Nevada Project or other future projects prohibitively expensive. The failure to obtain such financing may prevent the Company from completing the Nevada Project or other future projects.

            The Company has not yet received a permit to drill for water for the Nevada Project or to divert water. The Company has not received any waiver from the aforementioned permit process. Nor has the Company received any approvals or permits for the construction of the pipeline for the Nevada Project.

            Existing or future state or federal regulations will play a critical role in the Company's successful completion of the Nevada Project and other future projects of the Company. Such existing or future legislation could prevent the Company from undertaking the Nevada Project or other future projects or prohibit the Company from profitably completing the Nevada Project or other future projects.

            Research and Development

            For the period from March 31, 1995 to March 31, 1997, the Company expended approximately $438,000 on research and development. None of this amount was borne directly by the Company's customers.

            Environmental Compliance

            The Company has not previously been subject to any material costs for compliance with any environmental laws. The Company believes that the cost and effect of environmental laws upon its proposed operations relating to the Nevada Project will not be material. The Company does believe, however, that an Environmental Impact Study ("EIS") will be required for the pipeline route in the Nevada Project. The cost of the EIS is expected to be approximately $45,000.

            Employees

            At the present time, the Company has no full-time employees. The Company plans to retain full-time employees in the future to implement its business plan. See "Management's Discussion and Analysis or Plan of Operation."

ITEM 2. DESCRIPTION OF PROPERTY.

            The Company's principal place of business is located at Suite 1100, 615 Macleod Trail, S.E., Calgary, Alberta, T2G 4T8. The Company entered into a lease agreement with the American Institute of Formation Evaluation, Ltd. ("AIFE Ltd.") effective November 1, 1993, under a month to month lease. The Company pays $1,000 to AIFE Ltd. for office services. See "Certain Relationships and Related Transactions." The Company does not own or lease any other property.

ITEM 3. LEGAL PROCEEDINGS.

            The Company is not a party to any legal proceedings which in the opinion of Company's management are individually or collectively, material to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            During the fourth quarter of the 1996-1997 fiscal year, the Company did not submit any matter to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            There is no current public trading market for the Company's common stock.

            On April 2, 1998, there were approximately 143 shareholders of record of the Company's common stock and 5,633,000 shares of common stock outstanding.

            To date, the Company has not paid or declared any dividends with respect to its common stock. The current policy of the Board of Directors is to retain earnings, if any, in order to provide for growth of the Company. Consequently, no cash dividend or any other dividend is expected to be paid on the common stock in the foreseeable future. Furthermore, there can be no assurance that the future operations of the company will generate the revenues and cash flow necessary to declare a cash dividend or that the Company will have legally available funds to pay dividends.

            The Company's Transfer Agent is Securities Transfer Corporation located in Dallas, Texas.

Recent Sales of Unregistered Securities

            From March 31, 1994 to March 31, 1997, the Company issued approximately 410,000 Units to certain sophisticated individuals at a price per Unit of $1.00 for a total offering of $410,000. Each Unit consisted of one share of its $.001 par value common stock; a warrant to purchase one share of common stock of the Company at an exercise price of $2.00 which expires on April 30, 1998; and a redeemable preferred share in the Company's subsidiary, AIFE. The preferred share is redeemable at the option of the Company at any time or from time to time at the discretion of AIFE's Board of Directors at a price of $1.00 per share. An overwhelming majority of investors were residents of Canada. The securities comprising the Units were issued with a Rule 144 restrictive legend. Each purchaser of a Unit was informed and advised about certain matters concerning the Company including its business and financial affairs. No general form of advertising was used in connection with the placement of such securities. No underwriters were used in connection with the issuance of these securities and no commissions were paid to any person. The Company relied on the exemptions from registration contained in Sections 4(2) and 3(b) of the 1933 Act and Regulation S and Regulation D promulgated under the 1933 Act.

            On October 23, 1993, the Company issued 4,500,000 shares of its common stock to AIFE in exchange for all of the issued and outstanding shares of AIFE. No underwriters were used in connection with the issuance of these shares and no commissions were paid to any person. The Company relied on the exemption from registration contained in Section 4(2) of the 1933 Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

            Southwestern Water Exploration Co. (the "Company"), formerly Star Acquisitions Corp., was incorporated in the State of Colorado on June 10, 1987. The Company's activities from inception consisted primarily of reviewing possible business opportunities and acquisitions, and maintaining the business entity. The Company had only nominal net assets and no operational activities from the fiscal years 1987 through 1995 and all expenses incurred were solely related to maintaining the entity and reviewing potential business opportunities.

            The Company intends to develop and market potable water throughout the American Southwest. During its development stage, the Company acquired the Database which it believes will provide surface drilling locations to mine deep (below 2,000 ft) subsurface aquifers. The Database provides specific information including surface location, depth(s) of aquifers, temperature, production capability, and mineral properties from wells previously drilled for hydrocarbons and subsequently abandoned.

            The Company has identified a number of sites which it believes will provide potable water, including a significant water reservoir in Nevada, by utilizing the Database. Once developed, it is the intent of the Company to market the water from these sites. If the marketing effort is unsuccessful, the Company intends to sell the water rights to these sites.

            Management believes that the Company can satisfy its cash requirements from existing funds for another three months. The Company intends to raise additional funds to meet is cash requirements through a private placement of its securities. The Company anticipates that funding of future operations will be provided by the completion of a private placement for a minimum of $1.5 million. There can be no assurances, however, that the Company will be successful in the completion of the private placement. In the event the private placement is not successful or fails to raise sufficient funds, the Company may seek alternative financing in the form of short-term or long-term debt or securities convertible into common stock of the Company.

            In the event the private financing is successful, the Company intends to engage Messrs. Misner and Webb as full-time employees and pay them monthly salaries of approximately $5,000 per month respectively. Even if the amount raised in the private placement meets expectations, the Company does not plan to hire additional employees or purchase or acquire plant or significant equipment. The Company will meet its personnel, drilling and pipeline requirements by contracting for these services with third parties.


ITEM 7. FINANCIAL STATEMENTS.

            The following financial statements are filed as a part of this Form 10-KSB:

            Financial Statements                                           Page
            --------------------                                           ----
            Independent Auditors Report ............................       F-1

            Consolidated Balance Sheet .............................       F-2

            Consolidated Statements of Loss and Deficit ............       F-3

            Financial Statements                                           Page
            --------------------                                           ----
            Consolidated Statements of Cash Flow ....................      F-4

            Notes to Consolidated Financial Statements ..............      F-5


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            During the last two fiscal years there have been no changes in or disagreements with the Company's principal independent accountant on accounting or financial disclosure. No principal independent accountant or subsidiary's independent accountant on whom the principal accountant has expressed reliance has resigned or been dismissed.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

            The Officers and Directors of the Company are:

                                                                                     Officer and/or
            Name and Addresses            Age         Position                       Director Since
            ------------------            ---         --------                       --------------
            Steven B. Misner              38          President and Director               1993
            Suite 1100
            615 MacLeod Trail, S.E.
            Calgary, Alberta

            Barbara J. McAllister         61          Secretary,                           1993
            Suite 1100                                Chief Financial Officer,
            615 MacLeod Trail, S.E.                   and Director
            Calgary, Alberta

            Arthur Webb                   58          Vice-President of                    1993
            Suite 1100                                Operations and Director
            615 MacLeod Trail, S.E.
            Calgary, Alberta


            All directors hold office until the next annual meeting of stockholders, and until they or their successor have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Steven B. Misner

            Mr. Misner has served as the President and as a Director of the Company since October, 1993. During the past five years, Mr. Misner has served as the President of AIFE. In 1989, Mr. Misner initiated research into the viability of utilizing underground water reservoirs which could meet the water requirements of the American Southwest. In 1986, Mr. Misner negotiated the acquisition of the Petroleum Research Corporation's database of the United States. In 1985, he initiated a Hydrodynamics Division to study underground waterflow patterns. In 1983, Mr. Misner spearheaded the acquisition of the Canadian database. In 1978, Mr. Misner joined the Research and Project Team where he initiated the creation of a database containing historical drill stem test data on federal and provincial lands of Canada. Mr. Misner has also served as a director of several Canadian companies involved in Canadian data sales, oil and gas exploration, and real estate development.

Barbara J. McAllister

            Ms. McAllister has served as the Secretary, Chief Financial Officer, and as a Director of the Company since October, 1993. During the past five years, Ms. McAllister has also been the Executive Vice President and Treasurer of AIFE. Ms. McAllister has been active in all areas of running the Company. Ms. McAllister has participated in the gathering of drill stem test data and in negotiating contracts with clients and others who utilize information from the Company's Database. She administers a staff which analyzes data and maintains the Company's Database. Ms. McAllister has a wide range of administrative skills acquired through former employment as an educator, businesswoman, and realtor. She has worked extensively overseas during her involvement in the petroleum industry. Ms. McAllister received her graduate degrees from the University of Calgary, in Calgary, Alberta.

Arthur Webb

            Mr. Webb has been a director of the Company since October, 1993 and Vice President of Operations since 1995. Mr. Webb has over 35 years of experience in the oil business including, drilling, geological and land negotiation. During the past twenty-five years, Mr. Webb has been the owner and served as the President of A.J. Webb Oilfield Consultants and A&M Enterprises, Inc. During the past five years, he served as a Director and Vice President of Craft Energy Ltd., Director and Chief Financial Officer of St. Jude Resources, which is listed on the Vancouver Stock Exchange, and Director and President of S.A.W. Holdings Ltd.


ITEM 10.  EXECUTIVE COMPENSATION.

            No compensation was paid to any officer or director for the last three fiscal years.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The following table sets forth the number of shares of the Company's common stock beneficially owned by each person who, as of the date hereof, was known by the Company to own beneficially more than five percent (5%) of its common stock, all directors and nominees, each of the named executive officers as defined in Item 402(a)(2), and directors and officers as a group.

            Name and Address of                 Amount and Nature of           Percent
            Beneficial Owner                    Beneficial Ownership           of Class
            ----------------                    --------------------           --------
            Steven B. Misner                    1,205,176                       22.7%
            Suite 1100
            615 MacLeod Trail, S.E.
            Calgary, Alberta

            Barbara J. McAllister               1,303,507                       24.5%
            Suite 1100
            615 MacLeod Trail, S.E.
            Calgary, Alberta

            Arthur Webb                         359,999(1)                       6.7%
            Suite 1100
            615 MacLeod Trail, S.E.
            Calgary, Alberta

            Landmark Corporation                966,667                         18.2%
            Suite 1710, Bow Valley 2
            Calgary, Alberta T2P 2V7

            Officers and Directors
            As a Group (3 persons)              3,835,349                       72.2%

(1) 200,000 of the 359,999 shares listed as held by Mr. Webb have not been issued, but are subject to Mr. Webb's right to acquire such shares within 60 days from the date hereof. 33,333 of the 359,999 shares listed as held by Mr. Webb are owned by his spouse. 116,666 of the 359,999 shares listed as held by Mr. Webb are owned by Mr. Webb through A&M Enterprises, Inc., Suite 1100, 615 MacLeod Trail, S.E.,Calgary, Alberta.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The Company and its subsidiary, American Institute of Formation Evaluation Co. ("AIFE"), share office space, telephone and certain office personnel with AIFE Ltd., a Canadian company ("AIFE Ltd."). Mr. Misner and Mrs. McAllister are controlling shareholders of AIFE Ltd. The Company and AIFE pay $1,000 per month to AIFE Ltd. in exchange for office space, use of telephones and certain personnel.

            AIFE Ltd. has provided updates to the Company for the Database. Since 1996 AIFE Ltd. has charged the Company $427,200 for such updates. AIFE Ltd. has billed the Company for these updates at the same rate as charged to third parties.

            AIFE Ltd. has from time to time advanced funds to the Company which were used for working capital. Since 1996, AIFE Ltd. has advanced $511,911 to the Company. As of March 31, 1997, the Company was indebted to AIFE Ltd. in the amount of $496,008. The amounts advanced by AIFE Ltd. are not evidenced by a written instrument, do not bear interest and have no fixed maturity date.

            On September 1, 1993, AIFE entered into a license agreement with AIFE Ltd. whereby AIFE Ltd. granted to AIFE a non-exclusive license to use certain drill stem test reports and other oil and gas and water information until August 31, 2013 (the "License Agreement"). The license fee is 10% of the annual net cash flow profits of AIFE with a one year maximum of $150,000 and a maximum cumulative fee over the license term of $1,500,000. Neither AIFE nor the Company have paid any amounts to AIFE Ltd. in connection with the License Agreement during the fiscal years ended March 31, 1996 and March 31, 1997. The Company intends to use the drill stem reports and other information subject to the License Agreement to locate subterranean water in the American Southwest.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

Exhibit
Number      Title of Exhibit
------      ----------------
2.1         Agreement and Plan of Reorganization between Star Acquisitions
            Corporation and Southwestern Water Exploration Co., dated October
            23, 1993

3.1         Amended and Restated Articles of Incorporation

3.2         By-laws

Exhibit
Number      Title of Exhibit
------      ----------------
10.1        License Agreement between American Institute of Formation Evaluation
            Ltd. and American Institute of Formation Evaluation Co., dated
            September 1, 1993

21.1 A description of the Registrant's subsidiary is contained in this Registration Statement under the caption "Business Development" which is incorporated herein by reference

27.1        Financial Data Schedule


            (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1997.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Southwestern Water Exploration Co.

Date: April 23, 1998                    By: /s/ Steven B. Misner
                                            --------------------------------
                                                Steven B. Misner
                                                President


            In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 23, 1998                    By: /s/ Steven B. Misner
                                            --------------------------------
                                                Steven B. Misner
                                                President and Director


Date: April 23, 1998                    By: /s/ Barbara J. McAllister
                                            --------------------------------
                                                Barbara J. McAllister
                                                Secretary, Chief Financial
                                                Officer and Director


Date: April 23, 1998                    By: /s/ Arthur Webb
                                            --------------------------------
                                                Arthur Webb
                                                Vice-President of Operations
                                                and Director



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
               15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

            The issuer has not furnished any annual reports or proxy statements to its security holders.

INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheets of Southwestern Water Exploration Co. as at March 31, 1997 and 1996 and the related statements of income, retained earnings, and cash flows for the years then ended and for the period from commencement of operations on April 1, 1992 to March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Water Exploration Co. as at March 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended and for the period from commencement of operations on April 1, 1992 to March 31, 1997 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are disclosed in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KPMG

Chartered Accountants

Calgary, Canada
September 26, 1997

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)

Consolidated Balance Sheets

March 31, 1997 and 1996

(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------------------------
                                                                     1997                  1996
--------------------------------------------------------------------------------------------------
Assets

Current assets:
    Cash                                                         $     1,473           $        --
    Prepaid expenses                                                      --                 1,000
--------------------------------------------------------------------------------------------------

                                                                       1,473                 1,000
--------------------------------------------------------------------------------------------------

Property, plant and equipment, at cost less accumulated
  depreciation                                                         5,844                 6,929

License and other assets                                                 201                   201

--------------------------------------------------------------------------------------------------
                                                                 $     7,518           $     8,130
--------------------------------------------------------------------------------------------------

Liabilities

Current liabilities:
    Cash overdraft                                               $        --           $        16
    Accounts payable and accrued liabilities                          33,599                19,084
--------------------------------------------------------------------------------------------------
                                                                      33,599                19,100

Due to affiliated company (note 3)                                   496,008               511,911

Minority interest (note 4)                                           735,072               490,317

Shareholders' equity:
    Share capital (note 5)                                               835                   590
    Deficit accumulated during development stage                    (966,756)             (722,548)
    Deficit accumulated prior to April 1, 1992                      (291,240)             (291,240)
--------------------------------------------------------------------------------------------------
                                                                  (1,257,161)           (1,013,198)
--------------------------------------------------------------------------------------------------

                                                                 $     7,518           $     8,130
--------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)

Consolidated Statements of Loss and Deficit

 (Expressed in U.S. Dollars)

---------------------------------------------------------------------------------------
                                                                            Period from
                                                                            commencement
                                                                           of operations on
                                           Years ended March 31,             April 1, 1992
                                      -----------------------------           to March 31,
                                         1997                1996                1997
---------------------------------------------------------------------------------------
                                                                               (note 2)
Interest revenue                      $      61           $     147           $     340

Expenses:
    Development                         213,600             213,600             747,205
    Professional                         15,793               4,792              77,544
    Office expense                       12,786              26,710              79,069
    Bank charges                            420                 849               1,677
    Miscellaneous                           250               2,466               6,790
    Travel                                   --               1,100              16,569
    Consulting fees                          --              11,466              30,217
    Depreciation                          1,420               1,732               8,025
---------------------------------------------------------------------------------------
                                        244,269             262,715             967,096

---------------------------------------------------------------------------------------
Net loss                               (244,208)           (262,568)           (966,756)

Deficit, beginning of period           (722,548)           (459,980)                 --

---------------------------------------------------------------------------------------
Deficit, end of period                $(966,756)          $(722,548)          $(996,756)
---------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flow

(Expressed in U.S. Dollars)


----------------------------------------------------------------------------------------------------------------
                                                                                                     Period from
                                                                                                     commencement
                                                                                                   of operations on
                                                                   Years ended March 31,             April 1, 1992
                                                               -----------------------------          to March 31,
                                                                  1997                1996                1997
----------------------------------------------------------------------------------------------------------------
                                                                                                        (note 2)
Cash provided by (used in):

Operations:
    Loss for the period                                        $(244,208)          $(262,568)          $(966,756)
----------------------------------------------------------------------------------------------------------------
    Item not involving cash:
        Depreciation                                               1,420               1,732               8,025
----------------------------------------------------------------------------------------------------------------
                                                                (242,788)           (260,836)           (958,731)

    Net change in non-cash operating working capital:
        Prepaid expenses                                           1,000              (1,000)                 --
        Accounts payable and accrued  liabilities                 14,515               2,357              33,600
----------------------------------------------------------------------------------------------------------------
                                                                (227,273)           (259,479)           (925,131)

Financing:
    Decrease in cash overdraft                                       (16)             (3,383)                 --
    Issuance of share capital                                        145                 220              40,983
    Advances from affiliated company                              84,097              42,057             409,868
    Shares issued to minority interest                           144,855             220,585             490,315
----------------------------------------------------------------------------------------------------------------
                                                                 229,081             259,479             941,166

Investing:
      Purchase of capital assets                                    (335)                 --             (14,562)

----------------------------------------------------------------------------------------------------------------
Cash provided during the period                                    1,473                  --               1,473

Cash, beginning of the period                                         --                  --                  --

----------------------------------------------------------------------------------------------------------------
Cash, end of period                                            $   1,473           $      --           $   1,473
----------------------------------------------------------------------------------------------------------------


See accompanying note to consolidated financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)

Notes to Consolidated financial Statements

Years ended March 31, 1997 and 1996
 (Expressed in U.S. Dollars)

--------------------------------------------------------------------------------


INCORPORATION AND BASIS OF PRESENTATION:

The Company is incorporated under the laws of the State of Colorado and is planning to develop projects for the production of water reservoirs in the United States but has not commenced active business.

These financial statements are presented using U.S. dollars as the functional and reporting currency and have been prepared in accordance with generally accepted accounting principles in the United States. They include the accounts of the Company and its wholly owned subsidiary.



1.  ORGANIZATION AND BUSINESS:

    These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operations for the foreseeable future and will be able to realize its assets and discharge its obligations in the normal course of operations.

    At March 31, 1997 the Company is in the development stage, has a working capital deficiency, and has no history of generating cash flow from its operations. The Company intends to develop and market potable water throughout the United States southwest. During the development stage of the Company it has acquired the rights to a proprietary computerized drill stem test database (the "Database") which it believes will provide surface drilling locations to access deep (below 2,000 ft) subsurface aquifers. The Database provides specific information including surface location, depth(s) of aquifers, temperature, production capability, and mineral properties from wells previously drilled for hydrocarbons and subsequently abandoned.

    The Company has identified a number of sites which it believes will provide potable water, including a significant water reservoir in Nevada, by utilizing the Database. In order to develop these sites the Company needs to acquire access rights and raise financing in order to commence drilling. Once developed , it is the intent of the Company to market the water from these sites, or in the event it is unsuccessful, to sell the water rights.

    During its development stage, the Company has funded the acquisition of the Database and its operating activities primarily by issuing equity and other financial instruments. The Company anticipates that funding of future activities will be provided by the completion of a private placement of common stock for a minimum of $1.5 million. There can be no assurances, however, that the Company will be successful in completing the private placement.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)

Notes to Consolidated financial Statements, page 2

Years ended March 31, 1997 and 1996
 (Expressed in U.S. Dollars)

--------------------------------------------------------------------------------


1.  ORGANIZATION AND BUSINESS, CONTINUED:

    In the event the private placement is not completed, the Company may incur additional short or long term debt, or seek to sell additional shares of common stock or stock purchase warrants, as deemed necessary by the Company, to generate working capital. There can be no assurance of the Company's ability to continue as a going concern. The application of the going concern concept is dependent upon the Company receiving the continued support of its shareholders, its ability to raise new capital and its ability to achieve a commercial level of production and sales and profitable operations.



2. SIGNIFICANT ACCOUNTING POLICIES:

    (a) Property, plant and equipment

        Property, plant and equipment are stated at cost. Depreciation is provided using a rate of 20% on a declining balance.

    (b) Development costs:

        Costs incurred in the development of water projects are expensed in the period incurred.

    (c) Foreign currency translation:

        The functional currency of the company is the U.S. dollar. Monetary assets and liabilities expressed in other currencies are translated at the year end rate and the resulting translation adjustments are recognized in income. Operating statement items are translated at the exchange rate in effect at the transaction date.

    (d) Use of estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates.

    (e) Period from commencement of operations:

        April 1, 1992 is considered the commencement of the current development stage activities of the Company. Prior to this date, the subsidiary was involved in other unrelated activities. Accordingly, cumulative amounts from April 1, 1992 to March 31, 1997 have been reported in the statements of loss and deficit, cash flow and the share capital note.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)

Notes to Consolidated financial Statements, page 3
Years ended March 31, 1997 and 1996
 (Expressed in U.S. Dollars)

--------------------------------------------------------------------------------


3.  RELATED PARTY TRANSACTIONS:

    AIFE, American Institute of Formation Evaluation Ltd. ("AIFE Canada"), an affiliate, provides updates to the Company's licensed proprietary data base. During 1997 $213,600 (1996 - $213,600) was charged by AIFE Canada for the updates, which costs are included in development expenses of the Company. In addition, $12,000 (1996 - $12,000) of office expenses were allocated by AIFE Canada to the Company. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

    From time to time amounts are also advanced by AIFE Canada to the Company as and when required for operating purposes. There is, however, no obligation for AIFE Canada to make future advances. During 1997 a net amount of $3,007 was repaid (1996 - y$21,832).

    On September 1, 1993 the Company acquired an exclusive 20 year license to use data owned by AIFE Canada to explore for water in the Continental United States. The license was acquired for $1 plus a license fee of 10% of the annual net cash flow from operations of the Company, to a maximum aggregate license fee of $1.5 million over the license term.

    The amount due to affiliate (AIFE Canada) of $496,008 (1996 - $511,911) is non-interest bearing with no fixed terms of repayment and is classed as long term as the affiliate has agreed not to demand repayment within the next year.

4.  MINORITY INTEREST:

    The minority interest consists of preferred shares issued by the Company's operating subsidiary. The 776,000 preferred shares are redeemable at the discretion of the subsidiary at the issued value of $1 per share and dividends are payable at the discretion of the subsidiary.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)

Notes to Consolidated financial Statements, page 4

Years ended March 31, 1997 and 1996
 (Expressed in U.S. Dollars)

--------------------------------------------------------------------------------



5.  SHARE CAPITAL:

    The following share capital of Southwestern Water Exploration Co. was authorized, issued and outstanding as at March 31, 1997:

    Authorized:

        50,000,000 preferred shares with a par value of $.001 per share 150,000,000 common shares with a par value of $.001 per share

    Issued and outstanding:

-----------------------------------------------------------------------------------------------------------
                                                         Number of                             Subscriptions
                                                          shares              Amount            receivable
-----------------------------------------------------------------------------------------------------------
    Issued and outstanding, April 1, 1992                12,300,000         $       492         $        --
    Effective of reverse split, October 23, 1993        (11,808,000)                 --                  --
    Elimination of deficit                                       --                (492)                 --
    Shares issued in reverse takeover                     4,500,000                 325                  15
-----------------------------------------------------------------------------------------------------------
    Balance, March 31, 1994                               4,992,000                 325                  15

    Issued for cash                                          30,000                  30                  --
    Amounts receivable collected                                 --                  15                 (15)
-----------------------------------------------------------------------------------------------------------
    Balance March 31, 1995                                5,022,000                 370                  --

    Issued for cash and subscriptions receivable            235,000                 220                  15
-----------------------------------------------------------------------------------------------------------
    Balance March 31, 1996                                5,257,000                 590                  15

    Issued for cash and subscriptions receivable            265,000                 245                  20

-----------------------------------------------------------------------------------------------------------
    Balance, March 31, 1997                               5,522,000         $       835         $        35
-----------------------------------------------------------------------------------------------------------


    Amounts receivable are not included in share capital on the balance sheet until settled.



6.  INCOME TAXES:

    The Company has loss carry forwards for income tax purposes approximating its cumulative deficit. However, these may be subject to change following filing and assessment of current and prior year income tax returns with US tax authorities.

                               INDEX TO EXHIBITS


Exhibit
Number        Title of Exhibit
-------       ----------------
 2.1          Agreement and Plan of Reorganization between Star Acquisitions
              Corporation and Southwestern Water Exploration Co., dated
              October 23, 1993

 3.1          Amended and Restated Articles of Incorporation

 3.2          By-laws

10.1          License Agreement between American Institute of Formation
              Evaluation Ltd. and American Institute of Formation Evaluation
              Co., dated September 1, 1993

21.1 A description of the Registrant's subsidiary is contained in this Registration Statement under the caption "Business Development" which is incorporated herein by reference

27.1          Financial Data Schedule

27.2          Financial Data Schedule