Form 10QSB
period 1997-06-30
SOUTHWESTERN WATER EXPLORATION CO
filed 1998-05-04
CIK 819690

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from __________________ to _______________

                        Commission file number 33-16110-D

                       SOUTHWESTERN WATER EXPLORATION CO.
                    ----------------------------------------
                    (Formerly Star Acquisitions Corporation)
        (Exact name of small business issuer as specified in its charter)


           COLORADO                                       84-1062895
           --------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

            15 MACLEOD TRAIL S.E., SUITE 1100, ROCKY MOUNTAIN PLAZA,
                            CALGARY, ALBERTA T2G 4T8
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (403) 531-2630
                                 --------------
                (Issuer's telephone number, including area code)

                           --------------------------

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No X
                                                                      ---   ---

        As of April 2, 1998, the Registrant had 5,633,000 shares of common stock outstanding.

        Documents Incorporated by Reference: Exhibits in the Registration Statement on Form 10-KSB for the year ended March 31, 1997.

        Transitional Small Business Disclosure Format: Yes    No X
                                                          ---   ---

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

        The following financial statements are filed as a part of this Form 10-QSB:

        Financial Statements                                            Page
        --------------------                                            ----

        Consolidated Balance Sheet ................................     F-1

        Consolidated Statements of Loss and Deficit ...............     F-2

        Consolidated Statements of Cash Flow ......................     F-3

        Notes to Consolidated Financial Statements ................     F-4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

        Southwestern Water Exploration Co. (the "Company"), formerly Star Acquisitions Corporation, was incorporated in the State of Colorado on June 10, 1987. The Company's activities from inception consisted primarily of reviewing possible business opportunities and acquisitions, and maintaining the business entity. The Company had only nominal net assets and no operational activities from the fiscal years 1987 through 1995 and all expenses incurred were solely related to maintaining the entity and reviewing potential business opportunities.

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

        Management believes that the Company can satisfy its cash requirements from existing funds for another three months. The Company intends to meet its future capital needs by raising additional funds through a private placement of its securities. The Company anticipates that funding of future operations will be provided by the completion of this private placement for a minimum of $1.5 million. There can be no assurances, however, that the Company will be successful in the completion of the private placement. In the event the private placement is not successful, or fails to raise sufficient funds, the Company may seek alternative financing in the form of short-term or long-term debt or securities convertible into common stock of the Company.

        In the event the private financing is successful, the Company intends to engage Messrs. Misner and Webb as full-time employees and pay them monthly salaries of approximately $5,000 per month, respectively. Even if the amount raised in the private placement meets the Company's expectations, the Company does not plan to hire additional employees or purchase or acquire plant or significant equipment. The Company will meet its personnel, drilling and pipeline requirements by contracting for these services with third parties.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        The Company is not a party to any legal proceedings which in the opinion of Company's management are individually or collectively, material to its business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c)  Recent Sales of Unregistered Securities

        From June 30, 1994 to June 30, 1997, the Company issued approximately 435,000 Units to certain sophisticated individuals at a price per Unit of $1.00 for a total offering of $435,000. Each Unit consisted of one share of its $.001 par value common stock; a warrant to purchase one share of common stock of the Company at an exercise price of $2.00 which expires on April 30, 1998; and a redeemable preferred share in the Company's subsidiary, AIFE. The preferred share is redeemable at the option of the Company at any time or from time to time at the discretion of AIFE's Board of Directors at a price of $1.00 per share. An overwhelming majority of investors were residents of Canada. The securities comprising the Units were issued with a Rule 144 restrictive legend. Each purchaser of a Unit was informed and advised about certain matters concerning the Company including its business and financial affairs. No general form of advertising was used in connection with the placement of such securities. No underwriters were used in connection with the issuance of these securities and no commissions were paid to any person. The Company relied on the exemptions from registration contained in Sections 4(2) and 3(b) of the Securities Act of 1933 (the "1933 Act") and Regulation S and Regulation D promulgated under the 1933 Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit
Number         Title of Exhibit
------         ----------------
27.1           Financial Data Schedule

(b) Reports on Form 8-K.

        The Company did not file any reports on Form 8-K during the first quarter of the 1997-1998 fiscal year.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Southwestern Water Exploration Co.

Date: April 23, 1998                          By: /s/ Steven B. Misner
                                                 ---------------------
                                                      Steven B. Misner
                                                      President



        In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                                       Date
---------                           -----                                       ----
/s/  Steven B. Misner               President and Director                      April 23, 1998
-------------------------
Steven B. Misner

/s/ Barbara J. McAllister           Chief Financial Officer (Principal          April 23, 1998
-------------------------           Accounting Officer), Secretary
Barbara J. McAllister               and Director

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Consolidated Balance Sheet

(Unaudited)
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------------------------
                                                                  June 30,              March 31
                                                                    1997                  1997
--------------------------------------------------------------------------------------------------
Assets

Current assets:
    Cash                                                         $        66           $     1,473
--------------------------------------------------------------------------------------------------

Property, plant and equipment, at cost less accumulated
  depreciation                                                         5,552                 5,844

License and other assets                                                 201                   201

--------------------------------------------------------------------------------------------------
                                                                 $     5,819           $     7,518
--------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Deficiency

Current liabilities:
    Accounts payable and accrued liabilities                     $    29,978           $    33,599

Due to related company (note 3)                                      530,388               496,008

Minority interest (note 4)                                           765,042               735,072

Shareholders' deficiency:
    Share capital (note 5)                                               865                   835
    Deficit accumulated during development stage                  (1,029,214)             (966,756)
    Deficit accumulated prior to April 1, 1992                      (291,240)             (291,240)
--------------------------------------------------------------------------------------------------
                                                                  (1,319,589)           (1,257,161)

--------------------------------------------------------------------------------------------------
                                                                 $     5,819           $     7,518
--------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Consolidated Statement of Loss and Deficit

(Unaudited)
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------
                                                    Three months ended
                                                          June 30,
                                             ----------------------------------
                                                 1997                   1996
-------------------------------------------------------------------------------
Interest revenue                             $         8            $         6

Expenses:
    Development                                   53,400                 53,400
    Professional                                   5,000                  3,948
    Office expense                                 3,382                  3,000
    Miscellaneous                                    344                     --
    Bank charges                                      48                    103
    Depreciation                                     292                    355
-------------------------------------------------------------------------------
                                                  62,466                 60,806

-------------------------------------------------------------------------------
Net loss                                         (62,458)               (60,800)

Deficit, beginning of period                    (966,756)              (722,548)

-------------------------------------------------------------------------------
Deficit, end of period                       $(1,029,214)           $  (783,348)
-------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flow

(Unaudited)
(Expressed in U.S. Dollars)

------------------------------------------------------------------------------------------
                                                                    Three months ended
                                                                         June 30,
                                                               ---------------------------
                                                                 1997               1996
------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
    Loss for the period                                        $(62,458)          $(60,800)
    Item not involving cash:
        Depreciation                                                292                355
------------------------------------------------------------------------------------------
                                                                (62,166)           (60,445)
    Net change in non-cash operating working capital:
        Prepaid expenses                                             --              1,000
        Accounts payable and accrued  liabilities                (3,621)             2,660
------------------------------------------------------------------------------------------
                                                                (65,787)           (56,785)

Financing:
    Increase in cash overdraft                                       --                428
    Issuance of share capital                                        30                 25
    Advances from related company                                34,380             31,692
    Shares issued to minority interest                           29,970             24,975
                                                               --------           --------
                                                                 64,380             57,120

Investing:
    Purchase of capital assets                                       --               (335)

------------------------------------------------------------------------------------------
Cash provided during the period                                  (1,407)                --

Cash, beginning of the period                                     1,473                 --

------------------------------------------------------------------------------------------
Cash, end of period                                            $     66           $     --
------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Notes to Consolidated financial Statements

Period ended June 30, 1997

(Unaudited)
(Expressed in U.S. Dollars)

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

    At June 30, 1997 the Company is in the development stage, has a working capital deficiency, and has no history of generating cash flow from its operations. The Company intends to develop and market potable water throughout the United States southwest. During the development stage of the Company it has acquired the rights to a proprietary computerized drill stem test database (the "Database") which it believes will provide surface drilling locations to access deep (below 2,000 ft) subsurface aquifers. The Database provides specific information including surface location, depth(s) of aquifers, temperature, production capability, and mineral properties from wells previously drilled for hydrocarbons and subsequently abandoned.

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

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Notes to Consolidated financial Statements, page 2

Period ended June 30, 1997

(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------



1.  ORGANIZATION AND BUSINESS (CONTINUED):

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

    (c) Foreign currency translation:

        The functional currency of the company is the U.S. dollar. Monetary assets and liabilities expressed in other currencies are translated at the period end rate and the resulting translation adjustments are recognized in income. Operating statement items are translated at the exchange rate in effect at the transaction date.

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

    (e) Period from commencement of operations:

        April 1, 1992 is considered the commencement of the current development stage activities of the Company. Prior to this date, the subsidiary was involved in other unrelated activities. Accordingly, cumulative amounts from April 1, 1992 to June 30, 1997 have been reported in the statements of loss and deficit, cash flow and the share capital note.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Notes to Consolidated financial Statements, page 3

Period ended June 30, 1997

(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


3.  RELATED PARTY TRANSACTIONS:

    AIFE, American Institute of Formation Evaluation Ltd. ("AIFE Canada"), a related company, provides updates to the Company's licensed proprietary data base. During the three months ended June 30, 1997 $53,400 (1996 - $53,400) was charged by AIFE Canada for the updates, which costs are included in development expenses of the Company. In addition, $3,000 (1996 - $3,000) of office expenses were allocated by AIFE Canada to the Company. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

    From time to time amounts are also advanced by AIFE Canada to the Company as and when required for operating purposes. There is, however, no obligation for AIFE Canada to make future advances. During the three months ended June 30, 1997 a net amount of $34,380 was advanced (1996: $31,692).

    On September 1, 1993 the Company acquired an exclusive 20 year license to use data owned by AIFE Canada to explore for water in the Continental United States. The license was acquired for $1 plus a license fee of 10% of the annual net cash flow from operations of the Company, to a maximum aggregate license fee of $1.5 million over the license term.

    The amount due to related company (AIFE Canada) of $530,388 (March 1997:
    $496,008) is non-interest bearing with no fixed terms of repayment and is classed as long term as AIFE Canada has agreed not to demand repayment within the next year.


4.  MINORITY INTEREST:

    The minority interest consists of preferred shares issued by the Company's operating subsidiary. The 806,000 preferred shares are redeemable at the discretion of the subsidiary at the issued value of $1 per share and dividends are payable at the discretion of the subsidiary.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Notes to Consolidated financial Statements, page 4

Period ended June 30, 1997

(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------



5.  SHARE CAPITAL:

    The following share capital of Southwestern Water Exploration Co. was authorized, issued and outstanding as at June 30, 1997:

    Authorized:

        50,000,000 preferred shares with a par value of $.001 per share

        150,000,000 common shares with a par value of $.001 per share

    Issued and outstanding:

-----------------------------------------------------------------------------------------------------------
                                                         Number of                             Subscriptions
                                                          shares              Amount            receivable
-----------------------------------------------------------------------------------------------------------
    Issued and outstanding, April 1, 1992                12,300,000         $       492         $        --
    Effective of reverse split, October 23, 1993        (11,808,000)                 --                  --
    Elimination of deficit                                       --                (492)                 --
    Shares issued in reverse takeover                     4,500,000                 325                  15
-----------------------------------------------------------------------------------------------------------
    Balance, March 31, 1994                               4,992,000                 325                  15

    Issued for cash                                          30,000                  30                  --
    Amounts receivable collected                                 --                  15                 (15)
-----------------------------------------------------------------------------------------------------------
    Balance March 31, 1995                                5,022,000                 370                  --

    Issued for cash and subscriptions receivable            235,000                 220                  15
-----------------------------------------------------------------------------------------------------------
    Balance March 31, 1996                                5,257,000                 590                  15

    Issued for cash and subscriptions receivable            265,000                 245                  20
-----------------------------------------------------------------------------------------------------------
    Balance, March 31, 1997                               5,522,000                 835                  35

    Issued for cash and subscriptions receivable             30,000                  30                  --

-----------------------------------------------------------------------------------------------------------
    Balance, June 30, 1997                                5,552,000         $       865         $        35
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

27.1              Financial Data Schedule
