Form 10QSB
period 1997-09-30
SOUTHWESTERN WATER EXPLORATION CO
filed 1998-05-04
CIK 819690

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997


   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from _______________ to ______________

                        Commission file number 33-16110-D

                       SOUTHWESTERN WATER EXPLORATION CO.
                    (Formerly Star Acquisitions Corporation)
        (Exact name of small business issuer as specified in its charter)


           Colorado                                        84-1062895
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

        15 Macleod Trail S.E., Suite 1100, Rocky Mountain Plaza, Calgary,
                                 Alberta T2G 4T8
                    (Address of principal executive offices)

                                 (403) 531-2630
                (Issuer's telephone number, including area code)

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

        Consolidated Balance Sheet .................................    F-1

        Consolidated Statements of Loss and Deficit ................    F-2

        Consolidated Statements of Cash Flow .......................    F-3

        Notes to Consolidated Financial Statements .................    F-4


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

Item 2. Changes in Securities and Use of Proceeds.

(c)  Recent Sales of Unregistered Securities

        From September 30, 1994 to September 30, 1997, the Company issued approximately 486,000 Units to certain sophisticated individuals at a price per Unit of $1.00 for a total offering of $486,000. Each Unit consisted of one share of its $.001 par value common stock; a warrant to purchase one share of common stock of the Company at an exercise price of $2.00 which expires on April 30, 1998; and a redeemable preferred share in the Company's subsidiary, AIFE. The preferred share is redeemable at the option of the Company at any time or from time to time at the discretion of AIFE's Board of Directors at a price of $1.00 per share. An overwhelming majority of investors were residents of Canada. The securities comprising the Units were issued with a Rule 144 restrictive legend. Each purchaser of a Unit was informed and advised about certain matters concerning the Company including its business and financial affairs. No general form of advertising was used in connection with the placement of such securities. No underwriters were used in connection with the issuance of these securities and no commissions were paid to any person. The Company relied on the exemptions from registration contained in Sections 4(2) and 3(b) of the Securities Act of 1933 (the "1933 Act") and Regulation S and Regulation D promulgated under the 1933 Act.

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

                                              Southwestern Water Exploration Co.

Date: April 23, 1998                          By: /s/ Steven B. Misner
                                                 -------------------------------
                                                      Steven B. Misner
                                                      President



        In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                                       Date
---------                           -----                                       ----
/s/  Steven B. Misner               President and Director                      April 23, 1998
---------------------------
Steven B. Misner

/s/ Barbara J. McAllister           Chief Financial Officer (Principal          April 23, 1998
---------------------------         Accounting Officer), Secretary
Barbara J. McAllister               and Director

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Consolidated Balance Sheet

(Unaudited)
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------------------------
                                                                  September 30,         March 31
                                                                       1997                1997
--------------------------------------------------------------------------------------------------
    ASSETS

    Current assets:
        Cash                                                       $     3,806         $     1,473

    Property, plant and equipment, at cost less accumulated
      depreciation                                                       5,260               5,844

    License and other assets                                               201                 201

--------------------------------------------------------------------------------------------------
                                                                   $     9,267         $     7,518
--------------------------------------------------------------------------------------------------

    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

    Current liabilities:
        Accounts payable and accrued liabilities                   $    23,884         $    33,599

    Due to related company (note 3)                                    561,377             496,008

    Minority interest (note 4)                                         801,006             735,072

    Shareholders' deficiency:
        Share capital (note 5)                                             901                 835
        Deficit accumulated during development stage                (1,086,661)           (966,756)
        Deficit accumulated prior to April 1, 1992                    (291,240)           (291,240)
--------------------------------------------------------------------------------------------------
                                                                    (1,377,000)         (1,257,161)

--------------------------------------------------------------------------------------------------
                                                                   $     9,267         $     7,518
--------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Consolidated Statement of Loss and Deficit

(Unaudited)
 (Expressed in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------
                                          Three months ended                       Six months ended
                                              September 30,                          September 30,
                                    -------------------------------         -------------------------------
                                        1997                1996                1997                1996
-----------------------------------------------------------------------------------------------------------
Interest revenue                    $        22         $        23         $        30         $        29

Expenses:
    Development                          53,400              53,400             106,800             106,800
    Professional                             --               3,948               5,000               7,896
    Office expense                        3,599               3,600               6,981               6,600
    Miscellaneous                           131                 175                 475                 175
    Bank charges                             47                 172                  95                 275
    Depreciation                            292                 355                 584                 710
-----------------------------------------------------------------------------------------------------------
                                         57,469              61,650             119,935             122,456

-----------------------------------------------------------------------------------------------------------
Net loss                                (57,447)            (61,627)           (119,905)           (122,427)

Deficit, beginning of period         (1,029,214)           (783,348)           (966,756)           (722,548)

-----------------------------------------------------------------------------------------------------------
Deficit, end of period              $(1,086,661)        $  (844,975)        $(1,086,661)        $  (844,975)
-----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flow

(Unaudited)
(Expressed in U.S. Dollars)

----------------------------------------------------------------------------------------
                                                                  Six months ended
                                                                    September 30,
                                                             ---------------------------
                                                               1997              1996
----------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
    Loss for the period                                      $(119,905)        $(122,427)
    Item not involving cash:
        Depreciation                                               584               710
----------------------------------------------------------------------------------------
                                                              (119,321)         (121,717)
    Net change in non-cash operating working capital:
        Accounts payable and accrued  liabilities               (9,715)            2,660
        Prepaid expense                                             --             1,000
----------------------------------------------------------------------------------------
                                                              (129,036)         (118,057)

Financing:
    Decrease in cash overdraft                                      --               (16)
    Issuance of share capital                                       66               115
    Net advances from related company                           65,369             3,983
    Shares issued to minority interest                          65,934           114,885
----------------------------------------------------------------------------------------
                                                               131,369           118,967

Investing:
    Purchase of capital assets                                      --              (335)

----------------------------------------------------------------------------------------
Cash provided during the period                                  2,333               575

Cash, beginning of the period                                    1,473                --

----------------------------------------------------------------------------------------
Cash, end of period                                          $   3,806         $     575
----------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Notes to Consolidated financial Statements

Period ended September 30, 1997

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

    At September 30, 1997 the Company is in the development stage, has a working capital deficiency, and has no history of generating cash flow from its operations. The Company intends to develop and market potable water throughout the United States southwest. During the development stage of the Company it has acquired the rights to a proprietary computerized drill stem test database (the "Database") which it believes will provide surface drilling locations to access deep (below 2,000 ft) subsurface aquifers. The Database provides specific information including surface location, depth(s) of aquifers, temperature, production capability, and mineral properties from wells previously drilled for hydrocarbons and subsequently abandoned.

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

Period ended September 30, 1997

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

    (e) Period from commencement of operations:

        April 1, 1992 is considered the commencement of the current development stage activities of the Company. Prior to this date, the subsidiary was involved in other unrelated activities. Accordingly, cumulative amounts from April 1, 1992 to September 30, 1997 have been reported in the statements of loss and deficit, cash flow and the share capital note.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Notes to Consolidated financial Statements, page 3

Period ended September 30, 1997

(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------



3. RELATED PARTY TRANSACTIONS:

    AIFE, American Institute of Formation Evaluation Ltd. ("AIFE Canada"), a related company, provides updates to the Company's licensed proprietary data base. During the three months ended September 30, 1997 $53,400 (1996 - $53,400) was charged by AIFE Canada for the updates, which costs are included in development expenses of the Company. In addition, $3,000 (1996 - $3,000) of office expenses were allocated by AIFE Canada to the Company. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

    From time to time amounts are also advanced by AIFE Canada to the Company as and when required for operating purposes. There is, however, no obligation for AIFE Canada to make future advances. During the six months ended September 30, 1997 a net amount of $65,369 was advanced (1996: $3,983).

    On September 1, 1993 the Company acquired an exclusive 20 year license to use data owned by AIFE Canada to explore for water in the Continental United States. The license was acquired for $1 plus a license fee of 10% of the annual net cash flow from operations of the Company, to a maximum aggregate license fee of $1.5 million over the license term.

    The amount due to related company (AIFE Canada) of $561,377 (March 1997:
    $496,008) is non-interest bearing with no fixed terms of repayment and is classed as long term as AIFE Canada has agreed not to demand repayment within the next year.


4. MINORITY INTEREST:

    The minority interest consists of preferred shares issued by the Company's operating subsidiary. The 852,000 preferred shares are redeemable at the discretion of the subsidiary at the issued value of $1 per share and dividends are payable at the discretion of the subsidiary.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Notes to Consolidated financial Statements, page 4

Period ended September 30, 1997

(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------



5. SHARE CAPITAL:

   The following share capital of Southwestern Water Exploration Co. was authorized, issued and outstanding as at September 30, 1997:

    Authorized:

        50,000,000 preferred shares with a par value of $.001 per share

        150,000,000 common shares with a par value of $.001 per share

    Issued and outstanding:

-----------------------------------------------------------------------------------------------------------
                                                         Number of                             Subscriptions
                                                           shares             Amount            receivable
-----------------------------------------------------------------------------------------------------------
    Issued and outstanding, April 1, 1992                12,300,000         $       492         $        --
    Effective of reverse split, October 23, 1993        (11,808,000)                 --                  --
    Elimination of deficit                                       --                (492)                 --
    Shares issued in reverse takeover                     4,500,000                 325                  15
-----------------------------------------------------------------------------------------------------------
    Balance, March 31, 1994                               4,992,000                 325                  15

    Issued for cash                                          30,000                  30                  --
    Amounts receivable collected                                 --                  15                 (15)
-----------------------------------------------------------------------------------------------------------
    Balance March 31, 1995                                5,022,000                 370                  --

    Issued for cash and subscriptions receivable            235,000                 220                  15
-----------------------------------------------------------------------------------------------------------
    Balance March 31, 1996                                5,257,000                 590                  15

    Issued for cash and subscriptions receivable            265,000                 245                  20
-----------------------------------------------------------------------------------------------------------
    Balance, March 31, 1997                               5,522,000                 835                  35

    Issued for cash and subscriptions receivable             76,000                  66                  10

-----------------------------------------------------------------------------------------------------------
    Balance, September 30, 1997                           5,598,000         $       901         $        45
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
