Form 10QSB
period 1997-12-31
SOUTHWESTERN WATER EXPLORATION CO
filed 1998-05-04
CIK 819690

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1997


   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from ________________ to ________________

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

        As of April 2, 1998, the Registrant had 5,633,000 shares of common stock outstanding.

        Documents Incorporated by Reference: Exhibits in the Registration Statement on Form 10-KSB for the year ended March 31, 1997.

        Transitional Small Business Disclosure Format:  Yes          No  X
                                                            -----      -----

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c)  Recent Sales of Unregistered Securities

        From December 31, 1994 to December 31, 1997, the Company issued approximately 531,000 Units to certain sophisticated individuals at a price per Unit of $1.00 for a total offering of $531,000. Each Unit consisted of one share of its $.001 par value common stock; a warrant to purchase one share of common stock of the Company at an exercise price of $2.00 which expires on April 30, 1998; and a redeemable preferred share in the Company's subsidiary, AIFE. The preferred share is redeemable at the option of the Company at any time or from time to time at the discretion of AIFE's Board of Directors at a price of $1.00 per share. An overwhelming majority of investors were residents of Canada. The securities comprising the Units were issued with a Rule 144 restrictive legend. Each purchaser of a Unit was informed and advised about certain matters concerning the Company including its business and financial affairs. No general form of advertising was used in connection with the placement of such securities. No underwriters were used in connection with the issuance of these securities and no commissions were paid to any person. The Company relied on the exemptions from registration contained in Sections 4(2) and 3(b) of the Securities Act of 1933 (the "1933 Act") and Regulation S and Regulation D promulgated under the 1933 Act.

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

Signature                           Title                                       Date
---------                           -----                                       ----
/s/  Steven B. Misner               President and Director                      April 23, 1998
----------------------------
Steven B. Misner

/s/ Barbara J. McAllister           Chief Financial Officer (Principal          April 23, 1998
----------------------------        Accounting Officer), Secretary
Barbara J. McAllister               and Director

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Consolidated Balance Sheet

(Unaudited)
 (Expressed in U.S. Dollars)

----------------------------------------------------------------------------------------------
                                                               December 31,         March 31
                                                                   1997                1997
----------------------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash                                                       $       768         $     1,473

Property, plant and equipment, at cost less accumulated
  depreciation                                                       4,968               5,844

License and other assets                                               201                 201

----------------------------------------------------------------------------------------------
                                                               $     5,937         $     7,518
----------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
    Accounts payable and accrued liabilities                   $    23,446         $    33,599

Due to related company (note 3)                                    574,253             496,008

Minority interest (note 4)                                         850,956             735,072

Shareholders' deficiency:
    Share capital (note 5)                                             951                 835
    Deficit accumulated during development stage                (1,152,429)           (966,756)
    Deficit accumulated prior to April 1, 1992                    (291,240)           (291,240)
----------------------------------------------------------------------------------------------
                                                                (1,442,718)         (1,257,161)

----------------------------------------------------------------------------------------------
                                                               $     5,937         $     7,518
----------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Consolidated Statement of Loss and Deficit

(Unaudited)
 (Expressed in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------
                                           Three months ended                       Nine months ended
                                              December 31,                            December 31,
                                    -------------------------------         -------------------------------
                                        1997                1996                1997                1996
-----------------------------------------------------------------------------------------------------------
Interest revenue                             39                  32                  69                  61

Expenses:
    Development                          53,400              53,400             160,200             160,200
    Professional                          7,806               3,948              12,806              11,844
    Office expense                        3,000               3,026               9,981               9,626
    Miscellaneous                         1,245                 346               1,720                 521
    Bank charges                             64                  75                 159                 350
    Depreciation                            292                 355                 876               1,065
-----------------------------------------------------------------------------------------------------------
                                         65,807              61,150             185,742             183,606

-----------------------------------------------------------------------------------------------------------
Net loss                                (65,768)            (61,118)           (185,673)           (183,545)

Deficit, beginning of period         (1,086,661)           (844,975)           (966,756)           (722,548)

-----------------------------------------------------------------------------------------------------------
Deficit, end of period              $(1,152,429)        $  (906,093)        $(1,152,429)        $  (906,093)
-----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flow

(Unaudited)
(Expressed in U.S. Dollars)

----------------------------------------------------------------------------------------
                                                                 Nine months ended
                                                                     December 31,
                                                             ---------------------------
                                                                1997              1996
----------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
    Loss for the period                                      $(185,673)        $(183,545)
    Item not involving cash:
        Depreciation                                               876             1,065
----------------------------------------------------------------------------------------
                                                              (184,797)         (182,480)
    Net change in non-cash operating working capital:
        Accounts payable and accrued  liabilities              (10,153)            2,660
        Prepaid expenses                                            --             1,000
----------------------------------------------------------------------------------------
                                                              (194,950)         (178,820)

Financing:
    Decrease in cash overdraft                                      --               (16)
    Issuance of share capital                                      116               125
    Advances from related company                               78,245            54,312
    Shares issued to minority interest                         115,884           124,875
----------------------------------------------------------------------------------------
                                                               194,245           179,296

Investing:
    Purchase of capital assets                                      --              (335)

----------------------------------------------------------------------------------------
Cash provided during the period                                   (705)              141

Cash, beginning of the period                                    1,473                --

----------------------------------------------------------------------------------------
Cash, end of period                                          $     768         $     141
----------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Notes to Consolidated financial Statements

Period ended December 31, 1997

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

    At December 31, 1997 the Company is in the development stage, has a working capital deficiency, and has no history of generating cash flow from its operations. The Company intends to develop and market potable water throughout the United States southwest. During the development stage of the Company it has acquired the rights to a proprietary computerized drill stem test database (the "Database") which it believes will provide surface drilling locations to access deep (below 2,000 ft) subsurface aquifers. The Database provides specific information including surface location, depth(s) of aquifers, temperature, production capability, and mineral properties from wells previously drilled for hydrocarbons and subsequently abandoned.

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

Period ended December 31, 1997

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

    (e) Period from commencement of operations:

        April 1, 1992 is considered the commencement of the current development stage activities of the Company. Prior to this date, the subsidiary was involved in other unrelated activities. Accordingly, cumulative amounts from April 1, 1992 to December 31, 1997 have been reported in the statements of loss and deficit, cash flow and the share capital note.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Notes to Consolidated financial Statements, page 3

Period ended December 31, 1997

(Unaudited)
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------



3.  RELATED PARTY TRANSACTIONS:

    AIFE, American Institute of Formation Evaluation Ltd. ("AIFE Canada"), a related company, provides updates to the Company's licensed proprietary data base. During the three months ended December 31, 1997 $53,400 (1996 - $53,400) was charged by AIFE Canada for the updates, which costs are included in development expenses of the Company. In addition, $3,000 (1996 - $3,000) of office expenses were allocated by AIFE Canada to the Company. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

    From time to time amounts are also advanced by AIFE Canada to the Company as and when required for operating purposes. There is, however, no obligation for AIFE Canada to make future advances. During the nine months ended December 31, 1997 a net amount of $78,245 was advanced (1996: $54,312).

    On September 1, 1993 the Company acquired an exclusive 20 year license to use data owned by AIFE Canada to explore for water in the Continental United States. The license was acquired for $1 plus a license fee of 10% of the annual net cash flow from operations of the Company, to a maximum aggregate license fee of $1.5 million over the license term.

    The amount due to related company (AIFE Canada) of $574,253 (March 1997:
    $496,008) is non-interest bearing with no fixed terms of repayment and is classed as long term as AIFE Canada has agreed not to demand repayment within the next year.


4.  MINORITY INTEREST:

    The minority interest consists of preferred shares issued by the Company's operating subsidiary. The 912,000 preferred shares are redeemable at the discretion of the subsidiary at the issued value of $1 per share and dividends are payable at the discretion of the subsidiary.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Notes to Consolidated financial Statements, page 4

Period ended December 31, 1997

(Unaudited)
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------



5.  SHARE CAPITAL:

    The following share capital of Southwestern Water Exploration Co. was authorized, issued and outstanding as at December 31, 1997:

    Authorized:

        50,000,000 preferred shares with a par value of $.001 per share

        150,000,000 common shares with a par value of $.001 per share

    Issued and outstanding:

-----------------------------------------------------------------------------------------------------------
                                                         Number of                             Subscriptions
                                                          shares              Amount            receivable
-----------------------------------------------------------------------------------------------------------
    Issued and outstanding, April 1, 1992                12,300,000         $       492         $        --
    Effective of reverse split, October 23, 1993        (11,808,000)                 --                  --
    Elimination of deficit                                       --                (492)                 --
    Shares issued in reverse takeover                     4,500,000                 325                  15
-----------------------------------------------------------------------------------------------------------
    Balance, March 31, 1994                               4,992,000                 325                  15

    Issued for cash                                          30,000                  30                  --
    Amounts receivable collected                                 --                  15                 (15)
-----------------------------------------------------------------------------------------------------------
    Balance March 31, 1995                                5,022,000                 370                  --

    Issued for cash and subscriptions receivable            235,000                 220                  15
-----------------------------------------------------------------------------------------------------------
    Balance March 31, 1996                                5,257,000                 590                  15

    Issued for cash and subscriptions receivable            265,000                 245                  20
-----------------------------------------------------------------------------------------------------------
    Balance, March 31, 1997                               5,522,000                 835                  35

    Issued for cash and subscriptions receivable            136,000                 116                  20

-----------------------------------------------------------------------------------------------------------
    Balance, December 31, 1997                            5,658,000         $       951         $        55
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
