Form 10KSB
period 1998-03-31
SOUTHWESTERN WATER EXPLORATION CO
filed 1998-07-14
CIK 819690

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 (Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934
        (FEE REQUIRED)

                    For the fiscal year ended MARCH 31, 1998


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        (NO FEE REQUIRED)

      For the transition period from ________________ to __________________

                        Commission file number 33-16110-D

                       SOUTHWESTERN WATER EXPLORATION CO.
                 (Name of small business issuer in its charter)


               COLORADO                                                              84-1062895
   -------------------------------                                         ---------------------------------
   (State or other jurisdiction of                                         (IRS Employer Identification No.)
    incorporation or organization)

15 MACLEOD TRAIL S.E., SUITE 1100, ROCKY MOUNTAIN PLAZA, CALGARY, ALBERTA             T2G 4T8
-------------------------------------------------------------------------             -------
               (Address of principal executive offices)                              (Zip Code)


                                 (403) 531-2630
                (Issuer's telephone number, including area code)


        Securities registered under Section 12(b) of the Exchange Act: NONE.

        Securities registered under Section 12(g) of the Exchange Act: NONE.

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        For the fiscal year ended March 31, 1998 the Issuer's revenues were approximately $87.00

        As of March 31, 1998, the aggregate market value of Issuer's voting stock held by non-affiliates was approximately $5,306.00. No market currently exists for any of the Issuer's equity securities.

        As of March 31, 1998, the Registrant had 5,673,000 shares of common stock outstanding.

        Documents Incorporated by Reference: Exhibits in the Issuer's annual report on Form 10-KSB dated May 4, 1998.

        Transitional Small Business Disclosure Format: Yes [ ] No [X]




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

      The construction of a pipeline to deliver water from the well site to the end user will also be subject to government regulation and approval with regard to property rights. The Company may need to purchase easements on property owned by the State of Nevada or the federal government. The purchase of such easements may require the Company to obtain governmental approvals and to comply with federal and state regulations, which may result in significant delay. The Company believes that construction of the pipeline and a pumping station will be financed by an issuance of public-sector or other securities. The need for governmental approval and compliance with federal or state regulations for such financing may result in significant delays or render the

Nevada Project or other future projects prohibitively expensive. The failure to obtain such financing may prevent the Company from completing the Nevada Project or other future projects. The Company has not yet received a permit to drill for water for the Nevada Project or to divert water. The Company has not received any waiver from the aforementioned permit process or any approvals or permits for the construction of the pipeline for the Nevada Project.

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

      Research and Development

      For the period from March 31, 1996 to March 31, 1998, the Company expended approximately $427,200 on research and development. None of this amount was borne directly by the Company's customers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      During the fourth quarter of the 1997-1998 fiscal year, the Company did not submit any matter to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      There is no current public trading market for the Company's common stock.

      On March 31, 1998, there were approximately 143 shareholders of record of the Company's common stock and 5,673,000 shares of common stock outstanding.

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

      The Company's Transfer Agent is Securities Transfer Corporation located in Dallas, Texas.

Recent Sales of Unregistered Securities

      From March 31, 1995 to March 31, 1998, the Company issued approximately 651,000 Units to certain sophisticated individuals at a price per Unit of $1.00 for a total offering of $651,000. Each Unit consisted of one share of its $.001 par value common stock; a warrant to purchase one share of common stock of the Company at an exercise price of $2.00 which expired on April 30, 1998; and a redeemable preferred share in the Company's subsidiary, AIFE. The preferred share is redeemable at the option of the Company at any time or from time to time at the discretion of AIFE's Board of Directors at a price of $1.00 per share. An overwhelming majority of investors were residents of Canada. The securities comprising the Units were issued with a Rule 144 restrictive legend. Each purchaser of a Unit was informed and advised about certain matters concerning the Company including its business and financial affairs. No general form of advertising was used in connection with the placement of such securities. No underwriters were used in connection with the issuance of these securities and no commissions were paid to any person. The Company relied on the exemptions from registration contained in Sections 4(2) and 3(b) of the 1933 Act and Regulation S and Regulation D promulgated under the 1933 Act.

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


ITEM 7.    FINANCIAL STATEMENTS.

     The following financial statements are filed as a part of this Form 10-KSB:

                                                          Page
     Independent Auditors Report                           14

     Consolidated Balance Sheets                           15

     Consolidated Statements of Loss and Deficit           16

     Financial Statements                                 Page
     Consolidated Statements of Cash Flow                  17

     Notes to Consolidated Financial Statements            18


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


           Name and Address of         Amount and Nature of            Percent
           Beneficial Owner            Beneficial Ownership            of Class
           ----------------            --------------------            --------
           Steven B. Misner            1,210,176                        21.3%
           Suite 1100
           615 MacLeod Trail, S.E.

           Name and Address of         Amount and Nature of            Percent
           Beneficial Owner            Beneficial Ownership            of Class
           ----------------            --------------------            --------
           Calgary, Alberta

           Barbara J. McAllister       1,303,507                        23.0%
           Suite 1100
           615 MacLeod Trail, S.E.
           Calgary, Alberta

           Arthur Webb                 359,999(1)                       6.34%
           Suite 1100
           615 MacLeod Trail, S.E.
           Calgary, Alberta

           Landmark Corporation        966,667                         17.03%
           Suite 1710, Bow Valley 2
           Calgary, Alberta T2P 2V7

           Officers and Directors
           As a Group (3 persons)      3,840,349                        67.7%


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

      AIFE Ltd. has provided updates to the Company for the Database. Since April 1996, AIFE Ltd. has charged the Company $427,200 for such updates. AIFE Ltd. has billed the Company for these updates at the same rate as charged to third parties.

      AIFE Ltd. has from time to time advanced funds to the Company which were used for working capital. Since March 31, 1997, AIFE Ltd. has advanced $7,852 to the Company. As of March 31, 1998, the Company was indebted to AIFE Ltd. in the amount of $622,029. The amounts advanced by AIFE Ltd. are not evidenced by a written instrument, do not bear interest and have no fixed maturity date.

      On September 1, 1993, AIFE entered into a license agreement with AIFE Ltd. whereby AIFE Ltd. granted to AIFE a non-exclusive license to use certain drill stem test reports and other oil and gas and water information until August 31, 2013 (the "License Agreement"). The license fee is 10% of the annual net cash flow profits of AIFE with a one year maximum of $150,000 and a maximum cumulative fee over the license term of $1,500,000. Neither AIFE nor the Company have paid any amounts to AIFE Ltd. in connection with the License Agreement during the fiscal years ended March 31, 1997 and March 31, 1998. The Company intends to use the drill stem reports and other information subject to the License Agreement to locate subterranean water in the American Southwest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits


Exhibit
Number     Title of  Exhibit
------     --------  -------
2.1        Agreement and Plan of Reorganization between Star Acquisitions
           Corporation and Southwestern Water Exploration Co., dated October 23,
           1993, incorporated by reference to Exhibit 2.1 of registrant's Annual
           Report on Form 10-KSB dated May 4, 1998.

3.1 Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of registrant's Annual Report on Form 10-KSB dated May 4, 1998.

3.2        By-laws, incorporated by reference to Exhibit 3.2 of registrant's
           Annual Report on Form 10-KSB dated May 4, 1998.

10.1       License Agreement between American Institute of Formation Evaluation
           Ltd. and American Institute of Formation Evaluation Co., dated
           September 1, 1993, incorporated by reference to Exhibit 10.1 of registrant's Annual Report on Form 10-KSB dated May 4, 1998.

21.1 A description of the Registrant's subsidiary, incorporated by reference to Exhibit 21.1 of registrant's Annual Report on Form
           10-KSB dated May 4, 1998.

27.1       Financial Data Schedule.


      (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1998.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Southwestern Water Exploration Co.

Date:      July 13, 1998                 By: /s/ Steven B. Misner
                                            ---------------------
                                              Steven B. Misner
                                              President


      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:      July 13, 1998                 By: /s/ Steven B. Misner
                                            ----------------------------
                                             Steven B. Misner
                                             President and Director


Date:      July 13, 1998                 By: /s/ Barbara J. McAllister
                                            ----------------------------
                                             Barbara J. McAllister
                                             Secretary, Chief Financial Officer
                                             and Director


Date:      July 13, 1998                 By: /s/ Arthur Webb
                                            ----------------------------
                                             Arthur Webb
                                             Vice-President of Operations
                                             and Director



    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
           SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

      The issuer has not furnished any annual reports or proxy statements to its security holders.

[KPMG LOGO]



                  Consolidated Financial Statements of



                  SOUTHWESTERN WATER
                  EXPLORATION CO.

                  (A Development Stage Enterprise)

                  Years ended March 31, 1998 and 1997

                  (Expressed in U.S. dollars)

                               [KPMG LETTERHEAD]


INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheets of Southwestern Water Exploration Co. as at March 31, 1998 and 1997 and the related statements of income, retained earnings, and cash flows for the years then ended and for the period from commencement of operations on April 1, 1992 to March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Water Exploration Co. as at March 31, 1998 and 1997, and the results of its operations and its cash flows for the year then ended and for the period from commencement of operations on April 1, 1992 to March 31, 1998 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has incurred recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are disclosed in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KPMG


Chartered Accountants

Calgary, Canada
June 26, 1998

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)

Consolidated Balance Sheets

March 31, 1998 and 1997

(Expressed in U.S. Dollars)

==========================================================================================
                                                                     1998             1997
------------------------------------------------------------------------------------------
Assets

Current assets:
    Cash                                                       $      -         $    1,473
    Prepaid expenses                                                  698              -
------------------------------------------------------------------------------------------
                                                                      698            1,473

Property, plant and equipment, at cost less accumulated
  depreciation                                                      5,249            5,844

License and other assets                                              201              201

------------------------------------------------------------------------------------------
                                                              $     6,148       $    7,518
==========================================================================================

Liabilities

Current liabilities:
    Cash overdraft                                            $       175       $      -
    Accounts payable and accrued liabilities                       30,991           33,599
------------------------------------------------------------------------------------------
                                                                   31,166           33,599

Due to affiliated company (note 3)                                622,029          496,008

Minority interest (note 4)                                        860,946          735,072

Shareholders' equity:
    Share capital (note 5)                                            961              835
    Deficit accumulated during development stage               (1,217,714)        (966,756)
    Deficit accumulated prior to April 1, 1992                   (291,240)        (291,240)
------------------------------------------------------------------------------------------
                                                               (1,507,993)      (1,257,161)

------------------------------------------------------------------------------------------
                                                              $     6,148       $    7,518
==========================================================================================


See accompanying notes to consolidated financial statements.

On behalf of the board:



___________________________   Director



___________________________   Director


SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)

Years ended December 31, 1998, with comparative figures for 1997
Consolidated Statements of Loss and Deficit

(Expressed in U.S. Dollars)


===========================================================================================
                                                                                Period from
                                                                               commencement
                                                                           of operations on
                                                    Years ended March 31,     April 1, 1992
                                                   ----------------------      to March 31,
                                                       1998          1997              1998
-------------------------------------------------------------------------------------------
                                                                                   (note 2)
Interest revenue                               $        87    $        61       $      427

Expenses:
    Development                                    213,600        213,600          960,805
    Professional                                    21,041         15,793           98,585
    Office expense                                  14,433         12,786           93,502
    Miscellaneous                                      466            250            7,256
    Bank charges                                       327            420            2,004
    Travel                                            -              -              16,569
    Consulting fees                                   -              -              30,217
    Depreciation                                     1,178          1,420            9,203
------------------------------------------------------------------------------------------
                                                   251,045        244,269        1,218,141

------------------------------------------------------------------------------------------
Net loss                                          (250,958)      (244,208)      (1,217,714)

Deficit, beginning of period                      (966,756)      (722,548)            -

-------------------------------------------------------------------------------------------
Deficit, end of period                         $(1,217,714)   $  (966,756)      $(1,217,714)
===========================================================================================


See accompanying notes to consolidated financial statements.


SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)

Years ended December 31, 1998, with comparative figures for 1997
Consolidated Statements of Cash Flow

(Expressed in U.S. Dollars)

===========================================================================================
                                                                                Period from
                                                                               commencement
                                                                           of operations on
                                                    Years ended March 31,     April 1, 1992
                                                    ---------------------      to March 31,
                                                       1998          1997              1998
-------------------------------------------------------------------------------------------
                                                                                   (note 2)
Cash provided by (used in):

Operations:
    Loss for the period                        $  (250,958)   $  (244,208)      $(1,217,714)
    Item not involving cash:
        Depreciation                                 1,178          1,420            9,203
------------------------------------------------------------------------------------------
                                                  (249,780)      (242,788)      (1,208,511)

    Net change in non-cash operating working capital:
        Prepaid expenses                              (698)         1,000             (698)
        Accounts payable and accrued  liabilities   (2,608)        14,515           30,992
------------------------------------------------------------------------------------------
                                                  (253,086)      (227,273)      (1,178,217)

Financing:
    Increase (decrease) in cash overdraft              175            (16)             175
    Issuance of share capital                          126            145           41,109
    Advances from affiliated company               126,021         84,097          535,889
    Shares issued to minority interest             125,874        144,855          616,189
------------------------------------------------------------------------------------------
                                                   252,196        229,081        1,193,362

Investing:
      Purchase of capital assets                      (583)          (335)         (15,145)

------------------------------------------------------------------------------------------
Cash provided (used) during the period              (1,473)         1,473             -

Cash, beginning of the period                        1,473           -                -

------------------------------------------------------------------------------------------
Cash, end of period                            $      -       $     1,473       $     -
==========================================================================================


See accompanying notes to consolidated financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)

Notes to Consolidated financial Statements

Years ended March 31, 1998 and 1997
 (Expressed in U.S. Dollars)

===============================================================================


INCORPORATION AND BASIS OF PRESENTATION:

The Company is incorporated under the laws of the State of Colorado and is planning to develop projects for the production of water reservoirs in the United States but has not commenced active business.

These financial statements are presented using U.S. dollars as the functional and reporting currency and have been prepared in accordance with generally accepted accounting principles in the United States. They include the accounts of the Company and its wholly owned subsidiary, American Institute of Formation Evaluation Co. (AIFECO).



1.  ORGANIZATION AND BUSINESS:

    These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operations for the foreseeable future and will be able to realize its assets and discharge its obligations in the normal course of operations.

    At March 31, 1998 the Company is in the development stage, has a working capital deficiency, and has no history of generating cash flow from its operations. The Company intends to develop and market potable water throughout the United States southwest. During the development stage of the Company it has acquired the rights to a proprietary computerized drill stem test database (the "Database") which it believes will provide surface drilling locations to access deep (below 2,000 ft) subsurface aquifers. The Database provides specific information including surface location, depth(s) of aquifers, temperature, production capability, and mineral properties from wells previously drilled for hydrocarbons and subsequently abandoned.

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

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)

Notes to Consolidated financial Statements, page 2

Years ended March 31, 1998 and 1997
 (Expressed in U.S. Dollars)

===============================================================================



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

    (a) Property, plant and equipment:

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

    (e) Period from commencement of operations:

        April 1, 1992 is considered the commencement of the current development stage activities of the Company. Prior to this date, the subsidiary was involved in other unrelated activities. Accordingly, cumulative amounts from April 1, 1992 to March 31, 1998 have been reported in the statements of loss and deficit, cash flow and the share capital note.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)

Notes to Consolidated financial Statements, page 3

Years ended March 31, 1998 and 1997
 (Expressed in U.S. Dollars)

===============================================================================

3.  RELATED PARTY TRANSACTIONS:

    AIFE, American Institute of Formation Evaluation Ltd. ("AIFE Canada"), an affiliate, provides updates to the Company's licensed proprietary data base. During 1998 $213,600 (1997 - $213,600) was charged by AIFE Canada for the updates, which costs are included in development expenses of the Company. In addition, $12,000 (1997 - $12,000) of office expenses were allocated by AIFE Canada to the Company. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

    From time to time amounts are also advanced by AIFE Canada to the Company as and when required for operating purposes. There is, however, no obligation for AIFE Canada to make future advances. During 1998 a net amount of $7,852 was advanced (1997 - $3,007 repaid).

    On September 1, 1993 the Company acquired an exclusive 20 year license to use data owned by AIFE Canada to explore for water in the Continental United States. The license was acquired for $1 plus a license fee of 10% of the annual net cash flow from operations of the Company, to a maximum aggregate license fee of $1.5 million over the license term.

    The amount due to affiliate (AIFE Canada) of $622,029 (1997 - $496,008) is non-interest bearing with no fixed terms of repayment and is classed as long term as the affiliate has agreed not to demand repayment within the next year.

4.  MINORITY INTEREST:

    The minority interest consists of preferred shares issued by the Company's operating subsidiary. Subsequent to year end, all except 25,000 preferred shares with a value of $24,975 were converted to common shares (note 5). The outstanding preferred shares are redeemable at the discretion of the subsidiary at the issued value of $1 per share and dividends are payable at the discretion of the subsidiary.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)

Notes to Consolidated financial Statements, page 4

Years ended March 31, 1998 and 1997
 (Expressed in U.S. Dollars)

===============================================================================



5.  SHARE CAPITAL:

    The following share capital of Southwestern Water Exploration Co. was authorized, issued and outstanding as at March 31, 1998:

    Authorized:

        50,000,000 preferred shares with a par value of $.001 per share 150,000,000 common shares with a par value of $.001 per share

    Issued and outstanding:

==============================================================================================
                                                  Number of                  Subscriptions
                                                     shares        Amount       receivable
----------------------------------------------------------------------------------------------
    Issued and outstanding, April 1, 1992        12,300,000   $       492       $      -
    Effective of reverse split,
      October 23, 1993                          (11,808,000)         -                 -
    Elimination of deficit                             -             (492)             -
    Shares issued in reverse takeover             4,500,000           325               15
----------------------------------------------------------------------------------------------
    Balance, March 31, 1994                       4,992,000           325               15

    Issued for cash                                  30,000            30              -
    Amounts receivable collected                        -              15              (15)
----------------------------------------------------------------------------------------------
    Balance March 31, 1995                        5,022,000           370              -

    Issued for cash and subscriptions receivable    235,000           220               15
----------------------------------------------------------------------------------------------
    Balance March 31, 1996                        5,257,000           590               15

    Issued for cash and subscriptions receivable    265,000           245               20
----------------------------------------------------------------------------------------------
    Balance, March 31, 1997                       5,522,000           835               35

    Issued for cash and subscriptions receivable    151,000           126               25
----------------------------------------------------------------------------------------------
    Balance, March 31, 1998                       5,673,000   $       961       $       60
==============================================================================================


    Amounts receivable are not included in share capital on the balance sheet until settled.

    Subsequent to year end the Company offered its shareholders the opportunity to convert their preferred shares in AIFE to Class `A' Common voting shares in Southwestern Water Exploration Co., and to convert their Warrants of Southwestern Water Exploration Co. to Class `A' Common voting shares in Southwestern Water Exploration Co.

    This resolution was passed by the Board of Directors, June 19, 1998, and will have the effect of increasing the number of common shares in Southwestern Water Exploration Co. by 1,744,160. 896,000 preferred shares will be exchanged for 896,000 common shares, increasing the value attributed to share capital by $835,971. 1,116,000 warrants will be converted for a total of 848,160 common shares, at nil value. The minority interest in the balance sheet will decrease to $24,975 representing those shareholders who do not wish to convert their AIFE preferred shares. The option attached to the outstanding warrants of the minority interest shares expired April 30, 1998, no options were exercised.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)

Notes to Consolidated financial Statements, page 5

Years ended March 31, 1998 and 1997
 (Expressed in U.S. Dollars)

===============================================================================

5.  SHARE CAPITAL (CONTINUED):

    Subsequent to year end the Directors resolved that a further 116,000 common shares be issued with preferred shares and warrants attached. Upon conversion of the preferred shares and warrants, an additional 204,160 common shares will be issued. In total 320,160 common shares will be issued.

6.  INCOME TAXES:

    The Company has loss carry forwards for income tax purposes approximating its cumulative deficit. However, these may be subject to change following filing and assessment of current and prior year income tax returns with US tax authorities.

                                INDEX TO EXHIBITS


Exhibit
Number         Title of  Exhibit
------         --------  -------
2.1            Agreement and Plan of Reorganization between Star Acquisitions
               Corporation and Southwestern Water Exploration Co., dated October
               23, 1993, incorporated by reference to Exhibit 2.1 of
               registrant's Annual Report on Form 10-KSB dated May 4, 1998.

3.1 Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of registrant's Annual Report on Form
               10-KSB dated May 4, 1998.

3.2            By-laws, incorporated by reference to Exhibit 3.2 of registrant's
               Annual Report on Form 10-KSB dated May 4, 1998.

10.1           License Agreement between American Institute of Formation
               Evaluation Ltd. and American Institute of Formation Evaluation
               Co., dated September 1, 1993, incorporated by reference to
               Exhibit 10.1 of registrant's Annual Report on Form 10-KSB dated
               May 4, 1998.

21.1 A description of the Registrant's subsidiary, incorporated by reference to Exhibit 21.1 of registrant's Annual Report on Form
               10-KSB dated May 4, 1998.

27.1           Financial Data Schedule.