Form 10QSB
period 1998-06-30
SOUTHWESTERN WATER EXPLORATION CO
filed 1998-08-14
CIK 819690

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from___________to__________

                        Commission file number 33-16110-D

                       SOUTHWESTERN WATER EXPLORATION CO.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)


              COLORADO                                    84-1062895
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)

            615 MACLEOD TRAIL S.E., SUITE 1100, ROCKY MOUNTAIN PLAZA,
                            CALGARY, ALBERTA T2G 4T8
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (403) 531-2630
                (Issuer's telephone number, including area code)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

        As of July 30, 1998, the Registrant had 7,542,120 shares of common stock outstanding.

         Documents Incorporated by Reference: Exhibits in the Registration Statement on Form 10-KSB dated May 4, 1998.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

        The following financial statements are filed as a part of this Form 10-QSB:

        Financial Statements                                            Page
        --------------------                                            ----
        Notice To Reader                                                 7

        Consolidated Balance Sheet                                       8

        Consolidated Statements of Loss and Deficit                      9


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

        Southwestern Water Exploration Co. (the "Company"), was incorporated in the State of Colorado on June 10, 1987. The Company's activities from inception consisted primarily of reviewing possible business opportunities and acquisitions, and maintaining the business entity. The Company had only nominal net assets and no operational activities from the fiscal years 1987 through 1995 and all expenses incurred were solely related to maintaining the entity and reviewing potential business opportunities.

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

ITEM 2. CHANGES IN SECURITIES.

(c)  Recent Sales of Unregistered Securities

        From March to June 1998, the Company offered its stockholder the opportunity to convert shares of Preferred Stock of AIFE into shares of Common Stock of the Company and to convert their warrants of the Company into shares of Common Stock of the Company. Shares of Preferred Stock of AIFE were converted into shares of Common Stock of the Company on a one for one basis. Warrants of the Company were converted into shares of Common Stock of the Company on a 1:.76 basis. No general form of advertising was used in connection with the exchange of such securities. No underwriters were used in connection with the exchange of these securities and no commissions were paid to any person. The Company relied on the exemptions from registration contained in Sections 3(a)(9) of the Securities Act of 1933 (the "1933 Act") and Regulation D promulgated under the 1933 Act. As a result of the conversion and exchange, 1,744,160 shares of Common Stock of the Company were issued to existing stockholders.

        In June 1998, the Company offered 116,000 Units to certain sophisticated individuals at a price per Unit of $1.00 for a total offering of $116,000. Each Unit consisted of one share of its $.001 par value common stock; a warrant to purchase one share of common stock of the Company at an exercise price of $2.00 which expired on June 30, 1998; and a redeemable preferred share in the Company's subsidiary, AIFE. The preferred share is redeemable at the option of the Company at any time or from time to time at the discretion of AIFE's Board of Directors at a price of $1.00 per share. An overwhelming majority of investors were residents of Canada. The securities comprising the Units were issued with a Rule 144 restrictive legend. Each purchaser of a Unit was informed and advised about certain matters concerning the Company including its business and financial affairs. No general form of advertising was used in connection with the placement of such securities. No underwriters were used in connection with the issuance of these securities and no commissions were paid to any person. The Company relied on the exemptions from registration contained in Sections 4(2) and 3(b) of the 1933 Act and Regulation S and Regulation D promulgated under the 1933 Act.

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

(a) Exhibits

Exhibit
Number    Title of  Exhibit
------    -----------------
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

3.2      By-laws, incorporated by reference to Exhibit 3.2 of registrant's
         Annual Report on Form 10- KSB dated May 4, 1998.

10.1     License Agreement between American Institute of Formation Evaluation
         Ltd. and American Institute of Formation Evaluation Co., dated
         September 1, 1993, incorporated by reference to Exhibit 10.1 of registrant's Annual Report on Form 10-KSB dated May 4, 1998.

27.1     Financial Data Schedule.

(b) Reports on Form 8-K.

        The Company did not file any reports on Form 8-K during the first quarter of the 1998-1999 fiscal year.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Southwestern Water Exploration Co.

Date: August 14, 1998                     By: /s/ Steven B. Misner
                                              ----------------------------------
                                              Steven B. Misner
                                              President



        In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                                Date
---------                      -----                                ----

/s/  Steven B. Misner          President and Director               August 14, 1998
-------------------------
Steven B. Misner

/s/ Barbara J. McAllister      Chief Financial Officer (Principal   August 14, 1998
-------------------------      Accounting Officer), Secretary
Barbara J. McAllister          and Director

[KPMG LOGO]



                      Consolidated Financial Statements of


                      SOUTHWESTERN WATER
                      EXPLORATION CO.


                      Quarter ended June 30, 1998

                      (Unaudited - See Notice to Reader)

                      (Expressed in U.S. dollars)

                               [KPMG LETTERHEAD]



NOTICE TO READER


We have compiled the consolidated balance sheet of Southwestern Water Exploration Co. as at June 30, 1998 and the consolidated statement of earnings and deficit for the quarter ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.



KPMG

Chartered Accountants

Calgary, Canada
August 12, 1998

SOUTHWESTERN WATER EXPLORATION CO.
Consolidated Balance Sheet

June 30, 1998, with comparative figures for 1997
(Unaudited - See Notice to Reader)
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------------------------
                                                                    1998                  1997
--------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash                                                        $        50           $        66
     Prepaid expenses                                                    698                    --
--------------------------------------------------------------------------------------------------
                                                                         748                    66

Property, plant and equipment, at cost less accumulated
   depreciation                                                        4,987                 5,552

License and other assets                                                 201                   201

--------------------------------------------------------------------------------------------------
                                                                 $     5,936           $     5,819
--------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Deficiency

Current liabilities:
     Accounts payable and accrued liabilities                    $    31,774           $    29,977

Due to related company                                               685,619               530,388

Minority interest                                                    860,946               765,042

Shareholders' deficiency:
     Share capital                                                       961                   866
     Deficit accumulated during development stage                 (1,573,364)           (1,320,454)
--------------------------------------------------------------------------------------------------
                                                                  (1,572,403)           (1,319,588)

--------------------------------------------------------------------------------------------------
                                                                 $     5,936           $     5,819
--------------------------------------------------------------------------------------------------

SOUTHWESTERN WATER EXPLORATION CO.
Consolidated Statements of Loss and Deficit

Quarter ended June 30, 1998, with comparative figures for 1997
(Unaudited - See Notice to Reader)
(Expressed in U.S. Dollars)

-----------------------------------------------------------------------------
                                                1998                  1997
-----------------------------------------------------------------------------
Interest revenue                            $         7           $         8


Expenses:
     Development                                 53,400                53,400
     Professional                                 7,661                 5,000
     Office expense                               3,054                 3,382
     Foreign exchange gain or loss                   --                   125
     Storage                                         --                   119
     Utilities                                       --                   100
     Bank charges                                    40                    48
     Depreciation                                   262                   292
-----------------------------------------------------------------------------
                                                 64,417                62,466

-----------------------------------------------------------------------------
Net loss                                        (64,410)              (62,458)

Deficit, beginning of year                   (1,508,954)           (1,257,996)

-----------------------------------------------------------------------------
Deficit, end of year                        $(1,573,364)          $(1,320,454)
-----------------------------------------------------------------------------



NOTE:

     These financial statements do not contain certain disclosures required by generally accepted accounting principles.