Form 10QSB
period 1998-09-30
SOUTHWESTERN WATER EXPLORATION CO
filed 1998-11-16
CIK 819690

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998


    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from______________to___________

                       Commission file number 33-16110-D

                       SOUTHWESTERN WATER EXPLORATION CO.
        (Exact name of small business issuer as specified in its charter)


                COLORADO                                   84-1062895
    (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

           615 MACLEOD TRAIL S.E., SUITE 1100, ROCKY MOUNTAIN PLAZA,
                            CALGARY, ALBERTA T2G 4T8
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

        As of October 31, 1998, the Registrant had 7,742,120 shares of common stock outstanding.

        Documents Incorporated by Reference: Exhibits in the Registration Statement on Form 10-KSB dated May 4, 1998.

        Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

        The following financial statements are filed as a part of this Form 10-QSB:

                                                                        Page

        Financial Statements                                             3

        Notice to Reader                                                 4

        Consolidated Balance Sheets                                      5

        Consolidated Statements of Loss and Deficit                      6

[KPMG LOGO]











                  Consolidated Financial Statements of


                  SOUTHWESTERN WATER
                  EXPLORATION CO.


                  Quarter ended September 30, 1998

                  (Unaudited - See Notice to Reader)

                  (Expressed in U.S. dollars)

[KPMG LOGO]
[KPMG LETTERHEAD]





NOTICE TO READER


We have compiled the consolidated balance sheet of Southwestern Water Exploration Co. as at September 30, 1998 and the consolidated statement of loss and deficit for the quarter then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.





KPMG LLP

Chartered Accountants

Calgary, Canada
November 11, 1998

SOUTHWESTERN WATER EXPLORATION CO.
Consolidated Balance Sheet

September 30, 1998, with comparative figures for 1997
(Unaudited - See Notice to Reader)
(Expressed in U.S. Dollars)


---------------------------------------------------------------------------------------------------
                                                                         1998                  1997
---------------------------------------------------------------------------------------------------

Assets

Current assets:
    Cash                                                         $          3          $      3,806
    Prepaid expenses                                                      698                  --
---------------------------------------------------------------------------------------------------
                                                                          701                 3,806

Property, plant and equipment, at cost less accumulated
  depreciation                                                          4,738                 5,260

License and other assets                                                  201                   201

---------------------------------------------------------------------------------------------------
                                                                 $      5,640          $      9,267
===================================================================================================

Liabilities and Shareholders' Deficiency

Current liabilities:
    Accounts payable and accrued liabilities                     $     28,621          $     23,884

Due to shareholder                                                      7,931                  --

Due to related company                                                737,786               561,377

Minority interest                                                      24,975               801,006

Shareholders' deficiency:
    Share capital                                                     843,654                   901
    Deficit accumulated during development stage                   (1,637,327)           (1,377,901)
---------------------------------------------------------------------------------------------------
                                                                     (793,673)            1,377,000

---------------------------------------------------------------------------------------------------
                                                                 $      5,640          $      9,267
===================================================================================================

SOUTHWESTERN WATER EXPLORATION CO.
Consolidated Statement of Loss and Deficit

(Unaudited - See Notice to Reader)
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------
                                            Three months ended                        Six months ended
                                               September 30,                            September 30,
                                      --------------------------------        --------------------------------
                                              1998                1997                1998                1997
--------------------------------------------------------------------------------------------------------------

Interest revenue                      $         15        $         22        $         22        $         30

Expenses:
    Development                             53,400              53,400             106,800             106,800
    Professional                             7,278                --                14,939               5,000
    Office expense                           3,009               3,599               6,063               6,981
    Bank charges                                42                  47                  82                  95
    Miscellaneous                             --                   131                --                   475
    Depreciation                               249                 292                 511                 584
--------------------------------------------------------------------------------------------------------------
                                            63,978              57,469             128,395             119,935

--------------------------------------------------------------------------------------------------------------
Net loss                                    63,963              57,447             128,373             119,905

Deficit, beginning of period             1,573,364           1,320,454           1,508,954           1,257,996

--------------------------------------------------------------------------------------------------------------
Deficit, end of period                $  1,637,327        $  1,377,901        $  1,637,327        $  1,377,901
--------------------------------------------------------------------------------------------------------------


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

        From September 30, 1995 to September 30, 1998, the Company issued approximately 582,000 Units to certain sophisticated individuals at a price per Unit of $1.00 for a total offering of $582,000. Each Unit consisted of one share of its $.001 par value common stock; a warrant to purchase one share of common stock of the Company at an exercise price of $2.00 which expired on April 30, 1998; and a redeemable preferred share in the Company's subsidiary, AIFE. The preferred share is redeemable at the option of the Company at any time or from time to time at the discretion of AIFE's Board of Directors at a price of $1.00 per share. An overwhelming majority of investors were residents of Canada. The securities comprising the Units were issued with a Rule 144 restrictive legend. Each purchaser of a Unit was informed and advised about certain matters concerning the Company including its business and financial affairs. No general form of advertising was used in connection with the placement of such securities. No underwriters were used in connection with the issuance of these securities and no commissions were paid to any person. The Company relied on the exemptions from registration contained in Sections 4(2) and 3(b) of the 1933 Act and Regulation S and Regulation D promulgated under the 1933 Act.

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

27.1              Financial Data Schedule.

(b) Reports on Form 8-K.

        The Company did not file any reports on Form 8-K during the second quarter of the 1998-1999 fiscal year.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Southwestern Water Exploration Co.

Date: November 13, 1998                By: /s/ Steven B. Misner
                                           ------------------------------------
                                           Steven B. Misner
                                           President


        In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                                   Date
---------                       -----                                   ----
/s/  Steven B. Misner           President and Director                  November 13, 1998
--------------------------
Steven B. Misner

/s/ Barbara J. McAllister       Chief Financial Officer (Principal      November 13, 1998
---------------------------     Accounting Officer), Secretary
Barbara J. McAllister           and Director

                                  Exhibit Index

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