Form 10QSB
period 1998-12-31
SOUTHWESTERN WATER EXPLORATION CO
filed 1999-02-12
CIK 819690

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1998


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from _____ to _____

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

                                 (403) 531-2630
                (Issuer's telephone number, including area code)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

         As of January 31, 1998, the Registrant had 8,042,120 shares of common stock outstanding.

         Documents Incorporated by Reference: Exhibits in the Registration Statement on Form 10-KSB dated May 4, 1998.

         Transitional Small Business Disclosure Format: Yes     No  X
                                                            ---    ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The following financial statements are filed as a part of this Form 10-QSB:

         Financial Statements                                 Page
         --------------------                                 ----
         Consolidated Balance Sheets

         Consolidated Statements of Loss and Deficit


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

                               [KPMG LETTERHEAD]













                  Consolidated Financial Statements of


                  SOUTHWESTERN WATER
                  EXPLORATION CO.


                  Quarter ended December 31, 1998

                  (Unaudited - See Notice to Reader)

                  (Expressed in U.S. dollars)

                               [KPMG LETTERHEAD]






NOTICE TO READER


We have compiled the consolidated balance sheet of Southwestern Water Exploration Co. as at December 31, 1998 and the consolidated statement of loss and deficit for the quarter then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.





KPMG LLP

Chartered Accountants

Calgary, Canada
February 10, 1999

SOUTHWESTERN WATER EXPLORATION CO.
Consolidated Balance Sheet

December 31, 1998, with comparative figures for 1997
(Unaudited - See Notice to Reader)
(Expressed in U.S. Dollars)

==========================================================================================
                                                                     1998             1997
------------------------------------------------------------------------------------------
Assets

Current assets:
    Cash                                                      $      -          $      768
    Prepaid expenses                                                  698             -
------------------------------------------------------------------------------------------
                                                                      698              768

Property, plant and equipment, at cost less accumulated
  depreciation                                                      4,501            4,968

License and other assets                                              201              201

------------------------------------------------------------------------------------------
                                                              $     5,400       $    5,937
==========================================================================================

Liabilities and Shareholders' Deficiency

Current liabilities:
    Bank overdraft                                            $       564       $     -
    Accounts payable and accrued liabilities                       54,962           23,446
------------------------------------------------------------------------------------------
                                                                   55,526           23,446

Due to shareholder                                                  7,931             -

Due to related company                                            758,702          574,253

Minority interest                                                  24,975          850,956

Shareholders' deficiency:
    Share capital                                                 883,454              951
    Deficit accumulated during development stage               (1,725,188)      (1,443,669)
------------------------------------------------------------------------------------------
                                                                 (841,734)      (1,442,718)

------------------------------------------------------------------------------------------
                                                              $     5,400       $    5,937
==========================================================================================

SOUTHWESTERN WATER EXPLORATION CO.
Consolidated Statement of Loss and Deficit

(Unaudited - See Notice to Reader)
(Expressed in U.S. Dollars)

==========================================================================================
                                   Three months ended                Nine months ended
                                       December 31,                     December 31,
                              --------------------------       ---------------------------
                                   1998             1997             1998             1997
------------------------------------------------------------------------------------------
Interest revenue            $        17      $        39       $       39       $       69

Expenses:
    Development                  53,400           53,400          160,200          160,200
    Professional                 29,174            7,806           44,113           12,806
    Office expense                5,032            3,000           11,095            9,981
    Bank charges                     35               64              117              159
    Miscellaneous                  -               1,245             -               1,720
    Depreciation                    237              292              748              876
------------------------------------------------------------------------------------------
                                 87,878           65,807          216,273          185,742

------------------------------------------------------------------------------------------
Net loss                         87,861           65,768          216,234          185,673

Deficit, beginning of period  1,637,327        1,377,901        1,508,954        1,257,996

------------------------------------------------------------------------------------------
Deficit, end of period      $ 1,725,188      $ 1,443,669       $1,725,188       $1,443,669
==========================================================================================


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

         From December 31, 1995 to December 31, 1998, the Company issued approximately 507,000 Units to certain sophisticated individuals at a price per Unit of $1.00 for a total offering of $507,000. Each Unit consisted of one share of its $.001 par value common stock; a warrant to purchase one share of common stock of the Company at an exercise price of $2.00 which expired on April 30, 1998; and a redeemable preferred share in the Company's subsidiary, AIFE. The preferred share is redeemable at the option of the Company at any time or from time to time at the discretion of AIFE's Board of Directors at a price of $1.00 per share. An overwhelming majority of investors were residents of Canada. The securities comprising the Units were issued with a Rule 144 restrictive legend. Each purchaser of a Unit was informed and advised about certain matters concerning the Company including its business and financial affairs. No general form of advertising was used in connection with the placement of such securities. No underwriters were used in connection with the issuance of these securities and no commissions were paid to any person. The Company relied on the exemptions from registration contained in Sections 4(2) and 3(b) of the 1933 Act and Regulation S and Regulation D promulgated under the 1933 Act.

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

27.1     Financial Data Schedule.

(b) Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the third quarter of the 1998-1999 fiscal year.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Southwestern Water Exploration Co.

Date: February 12, 1999                 By: /s/ Steven B. Misner
                                           -------------------------------------
                                           Steven B. Misner
                                           President



         In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                  Date
---------                                   -----                                  ----
/s/  Steven B. Misner                President and Director                  February 12, 1999
---------------------
Steven B. Misner

/s/ Barbara J. McAllister            Chief Financial Officer (Principal      February 12, 1999
-------------------------            Accounting Officer), Secretary
Barbara J. McAllister                and Director

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