Form 10KSB40
period 1999-03-31
SOUTHWESTERN WATER EXPLORATION CO
filed 1999-11-12
CIK 819690

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            (FEE REQUIRED)

                    For the fiscal year ended MARCH 31, 1999


    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            (NO FEE REQUIRED)

                   For the transition period from ___ to ___

                        Commission file number 33-16110-D

                       SOUTHWESTERN WATER EXPLORATION CO.
                  --------------------------------------------
                    (Formerly Star Acquisitions Corporation)
                 (Name of small business issuer in its charter)

                      COLORADO                                            84-1062895
           -------------------------------                     ---------------------------------
           (State or other jurisdiction of                     (IRS Employer Identification No.)
           incorporation or organization)

15 MACLEOD TRAIL S.E., SUITE 1100, ROCKY MOUNTAIN PLAZA,
                    CALGARY, ALBERTA                                        T2G 4T8
--------------------------------------------------------                   ----------
        (Address of principal executive offices)                           (Zip Code)

                                 (403) 531-2630
                -----------------------------------------------
                (Issuer's telephone number, including area code)


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     For the fiscal year ended March 31, 1999 the Issuer's revenues were approximately $[FILL IN]

     As of March 31, 1999, the aggregate market value of Issuer's voting stock held by non-affiliates was approximately $[FILL IN]. No market currently exists for any of the Issuer's equity securities.

     As of [DATE] 1999, the Registrant had [FILL IN] shares of common stock outstanding.[UPDATE]

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

     Research and Development

     For the period from March 31, 1996 to March 31, 1999, the Company expended approximately $[FILL IN] on research and development. None of this amount was borne directly by the Company's customers.

     Environmental Compliance

     The Company has not previously been subject to any material costs for compliance with any environmental laws. The Company believes that the cost and effect of environmental laws upon its proposed operations relating to the Nevada Project will not be material. The Company does believe, however, that an Environmental Impact Study ("EIS") will be required for the pipeline route in the Nevada Project. The cost of the EIS is expected to be approximately $45,000. [UPDATE]

     Employees

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the 1998-1999 fiscal year, the Company did not submit any matter to a vote of security holders through the solicitation of proxies or otherwise.

[KPMG LOGO]



















                      Consolidated Financial Statements of



                      SOUTHWESTERN WATER
                      EXPLORATION CO.

                      (A Development Stage Enterprise)

                      Years ended March 31, 1999 and 1998

                      (Expressed in U.S. dollars)

INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheets of Southwestern Water Exploration Co. as at March 31, 1999 and 1998 and the related consolidated statements of loss and deficit and cash flows for the years then ended and for the period from commencement of operations on April 1, 1992 to March 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Water Exploration Co. as at March 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended and for the period from commencement of operations on April 1, 1992 to March 31, 1999 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in note 2 to the financial statements, the Corporation has incurred recurring losses from operations, has negative working capital and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are disclosed in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  KPMG LLP

Chartered Accountants

Calgary, Canada
July 15, 1999

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Consolidated Balance Sheets

March 31, 1999 and 1998
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                                     1999                 1998
-------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Prepaid expenses                                                       $        -           $         698

Capital assets, at cost less accumulated depreciation
   of $10,253 (1998 - $ 9,203)                                                      4,199                5,249

License and other assets                                                              201                  201

-------------------------------------------------------------------------------------------------------------------
                                                                            $       4,400        $       6,148
-------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Deficiency

Current liabilities:
     Cash overdraft                                                         $          87        $         175
     Accounts payable and accrued liabilities                                      53,192               30,991
-------------------------------------------------------------------------------------------------------------------
                                                                                   53,279               31,166

Advances from affiliated corporation (note 4)                                     695,938              622,029

Minority interest (note 5)                                                         24,975              860,946

Shareholders' deficiency:
     Share capital (note 6)                                                       969,310                  961
     Deficit accumulated during development stage                              (1,447,862)          (1,217,714)
     Deficit accumulated prior to April 1, 1992                                  (291,240)            (291,240)
-------------------------------------------------------------------------------------------------------------------
                                                                                 (769,792)          (1,507,993)

Subsequent events (note 6)

-------------------------------------------------------------------------------------------------------------------
                                                                            $       4,400        $       6,148
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


On behalf of the board:


                                     Director
-------------------------------------
                                     Director
-------------------------------------

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Consolidated Statements of Loss and Deficit

(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                                                   Period from
                                                                                                  commencement
                                                                                              of operations on
                                                                                                 April 1, 1992
                                                                   Years ended March 31,           to March 31,
                                                                    1999             1998                 1999
-------------------------------------------------------------------------------------------------------------------
                                                                                                       (note 3)
Interest revenue                                          $          58    $           87        $         485

Expenses:
     Development                                                160,200           213,600            1,121,005
     Professional                                                53,820            21,041              152,405
     Office expense                                              14,612            14,433              108,114
     Miscellaneous                                                  297               466                2,231
     Bank charges                                                   227               327                7,553
     Travel                                                        -                 -                  16,569
     Consulting fees                                               -                 -                  30,214
     Depreciation                                                 1,050             1,178               10,253
-------------------------------------------------------------------------------------------------------------------
                                                                230,206           251,045            1,448,347

-------------------------------------------------------------------------------------------------------------------
Net loss                                                       (230,148)         (250,958)          (1,447,862)

Deficit, beginning of period                                 (1,217,714)         (966,756)                -

-------------------------------------------------------------------------------------------------------------------
Deficit, end of period                                    $  (1,447,862)    $  (1,217,714)       $  (1,447,862)
-------------------------------------------------------------------------------------------------------------------

Net loss per Common Share                                 $       (0.03)    $       (0.04)       $       (0.19)
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                                                   Period from
                                                                                                  commencement
                                                                                              of operations on
                                                                                                 April 1, 1992
                                                                   Years ended March 31,           to March 31,
                                                                    1999             1998                 1999
-------------------------------------------------------------------------------------------------------------------
                                                                                                       (note 3)
Cash flows from operating activities:
     Net loss                                             $    (230,148)    $    (250,958)       $  (1,447,862)
     Item not involving cash:
         Depreciation                                             1,050             1,178               10,253
-------------------------------------------------------------------------------------------------------------------
                                                               (229,098)         (249,780)          (1,437,609)
     Net change in non-cash operating working capital:
         Prepaid expenses                                           698              (698)                -
         Accounts payable and accrued  liabilities               22,201            (2,608)              51,993
-------------------------------------------------------------------------------------------------------------------
                                                               (206,199)         (253,086)          (1,385,616)

Cash flows from financing activities:
     Issuance of share capital                                  119,078               126              997,358
     Advances from affiliated corporation                        87,209           126,021              623,098
     Increase (decrease) in cash overdraft                          (88)              175                   87
     Minority interest                                             -              125,874             (219,782)
-------------------------------------------------------------------------------------------------------------------
                                                                206,199           252,196            1,400,761

Cash flows from investing activities:
       Purchase of capital assets                                  -                 (583)             (15,145)

-------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                              -               (1,473)                -

Cash and cash equivalents, beginning of the period                 -                1,473                 -

-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $        -        $        -           $        -
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended March 31, 1999 and 1998
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------

1.   INCORPORATION AND BASIS OF PRESENTATION:

     Southwestern Water Exploration Co. (the "Corporation") is incorporated under the laws of the State of Colorado and is planning to develop projects for the production of water reservoirs in the United States but has not commenced active business.

     These financial statements are presented using U.S. dollars as the functional and reporting currency and have been prepared in accordance with generally accepted accounting principles in the United States. They include the accounts of the Corporation and its wholly-owned subsidiary, American Institute of Formation Evaluation Co. ("AIFECO").

2.   ORGANIZATION AND BUSINESS:

     These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Corporation will continue in operations for the foreseeable future and will be able to realize its assets and discharge its obligations in the normal course of operations.

     At March 31, 1999 the Corporation is in the development stage, has a working capital deficiency, and has no history of generating cash flow from its operations. The Corporation intends to develop and market potable water throughout the southwest United States. During the development stage of the Corporation it has acquired the rights to a proprietary computerized drill stem test database (the "Database") which it believes will provide surface drilling locations to access deep (below 2,000 ft) subsurface aquifers. The Database provides specific information including surface location, depth(s) of aquifers, temperature, production capability and mineral properties from wells previously drilled for hydrocarbons and subsequently abandoned.

     The Corporation has identified a number of sites which it believes will provide potable water, including a significant water reservoir in Nevada, by utilizing the Database. In order to develop these sites the Corporation needs to acquire access rights and raise financing in order to commence drilling. Once developed, it is the intent of the Corporation to market the water from these sites, or in the event it is unsuccessful, to sell the water rights.

     During its development stage, the Corporation has funded the acquisition of the Database and its operating activities primarily by issuing equity and other financial instruments. The Corporation anticipates that funding of future activities will be provided by the completion of a private placement of common stock for a minimum of $1.5 million. There can be no assurances, however, that the Corporation will be successful in completing the private placement.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements, Page 2

Years ended March 31, 1999 and 1998
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------

2.   ORGANIZATION AND BUSINESS (CONTINUED):

     In the event the private placement is not completed, the Corporation may incur additional short or long term debt or seek to sell additional shares of common stock or stock purchase warrants, as deemed necessary by the Corporation, to generate working capital. There can be no assurance of the Corporation's ability to continue as a going concern. The application of the going concern concept is dependent upon the Corporation receiving the continued support of its shareholders, its ability to raise new capital and its ability to achieve a commercial level of production and sales and profitable operations.

3.   SIGNIFICANT ACCOUNTING POLICIES:

     (a)  Capital assets:

          Capital assets are stated at cost. Depreciation is provided using a rate of 20% on a declining balance basis.

     (b)  Development costs:

          Costs incurred in the development of water projects are expensed in the period incurred.

     (c)  Foreign currency translation:

          The functional currency of the Corporation is the U.S. dollar. Monetary assets and liabilities expressed in other currencies are translated at the year end rate and the resulting translation adjustments are recognized in income. Operating statement items are translated at the exchange rate in effect at the transaction date.

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

     (e)  Cash and cash equivalents:

          The Corporation considers deposits in banks and short-term investments with original maturities of three months or less as cash and cash equivalents.

     (f)  Financial instruments:

          The book values of current monetary assets and liabilities approximate their fair values due to their short-term nature. Management does not consider it practical to determine the fair value of the advances from affiliated corporation due to the absence of specific terms as to interest and repayment (note 4).

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements, Page 3

Years ended March 31, 1999 and 1998
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------

3.   SIGNIFICANT ACCOUNTING POLICIES (CONSOLIDATED):

     (g) Period from commencement of operations:

         April 1, 1992 is considered the commencement of the current development stage activities of the Corporation. Prior to this date, the subsidiary was involved in other unrelated activities. Accordingly, cumulative amounts from April 1, 1992 to March 31, 1999 have been reported in the statements of loss and deficit, cash flow and the share capital note.

4.   RELATED PARTY TRANSACTIONS:

     AIFE, American Institute of Formation Evaluation Ltd. ("AIFE Canada"), an affiliate, provides updates to the Corporation's licensed proprietary data base. During 1999 $160,200 (1998 - $213,600) was charged by AIFE Canada for the updates, which costs are included in development expenses of the Corporation. In addition, $12,000 (1998 - $12,000) of office expenses were allocated by AIFE Canada to the Corporation. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

     From time to time amounts are also advanced by AIFE Canada to the Corporation as and when required for operating purposes. There is, however, no obligation for AIFE Canada to make future advances. During 1999 a net amount of $98,291 was repaid (1998 - $7,852 advanced).

     On September 1, 1993 the Corporation acquired an exclusive 20 year license to use data owned by AIFE Canada to explore for water in the Continental United States. The license was acquired for $1 plus a license fee of 10% of the annual net cash flow from operations of the Corporation, to a maximum aggregate license fee of $1.5 million over the license term.

     The advances from affiliated corporation (AIFE Canada) of $695,938 (1998 - $622,029) is non-interest bearing with no fixed terms of repayment and is classed as long term as the affiliate has agreed not to demand repayment within the next year.

5.   MINORITY INTEREST:

     The minority interest consists of preferred shares issued by the Corporation's operating subsidiary. During the year ended March 31, 1999 all except 25,000 preferred shares with a value of $24,975 were converted to common shares of the Corporation (note 6). The outstanding preferred shares are redeemable at the discretion of the subsidiary at the issued value of $1 per share and dividends are payable at the discretion of the subsidiary.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements, Page 4

Years ended March 31, 1999 and 1998
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------

6.   SHARE CAPITAL:

     (a) Authorized:

         50,000,000 Preferred Shares with a par value of $.001 per share

         150,000,000 Common Shares with a par value of $.001 per share

     (b) Issued and outstanding:

         ----------------------------------------------------------------------------------------------------------
                                                               Number of                         Subscriptions
                                                                  Shares           Amount           Receivable
         ----------------------------------------------------------------------------------------------------------
         Issued and outstanding, April 1, 1992                12,300,000    $         492        $        -
         Effective of reverse split, October 23, 1993        (11,808,000)            -                    -
         Elimination of deficit                                     -                (492)                -
         Shares issued in reverse takeover                     4,500,000              325                   15
         ----------------------------------------------------------------------------------------------------------
         Balance, March 31, 1994                               4,992,000              325                   15

         Issued for cash                                          30,000               30                 -
         Amounts receivable collected                               -                  15                  (15)
         ----------------------------------------------------------------------------------------------------------
         Balance March 31, 1995                                5,022,000              370                 -

         Issued for cash and subscriptions receivable            235,000              220                   15
         ----------------------------------------------------------------------------------------------------------
         Balance March 31, 1996                                5,257,000              590                   15

         Issued for cash and subscriptions receivable            265,000              245                   20
         ----------------------------------------------------------------------------------------------------------
         Balance, March 31, 1997                               5,522,000              835                   35

         Issued for cash and subscriptions receivable            151,000              126                   25
         ----------------------------------------------------------------------------------------------------------
         Balance, March 31, 1998                               5,673,000              961                   60

         Issued on conversion of preferred shares              1,172,000          835,971                 -
         Issued on conversion of warrants                      1,008,120             -                    -
         Issued for cash                                         326,000          119,078                 -
         Issued in exchange for reduction of amount
           due to affiliated corporation                          20,000           13,300                 -
         Issued for consulting services rendered                 360,000             -                    -
         ----------------------------------------------------------------------------------------------------------
         Balance, March 31, 1999                               8,559,120    $     969,310        $        -
         ----------------------------------------------------------------------------------------------------------

         Amounts receivable are not included in share capital on the balance sheet until settled.

         Subsequent to March 31, 1999 the Corporation issued 1,250,000 Common Shares for proceeds of $1,205.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements, Page 5

Years ended March 31, 1999 and 1998
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------

6.   SHARE CAPITAL (CONTINUED):

     (c) Conversion of preferred shares and warrants:

         During the year ended March 31, 1999 the Corporation offered its shareholders the opportunity to convert their preferred shares in AIFE to Common Shares in Southwestern Water Exploration Co. and to convert their warrants of Southwestern Water Exploration Co. to Common Shares in Southwestern Water Exploration Co. This resolution was passed by the Board of Directors on June 19, 1998. Due to the conversion of the preferred shares, the minority interest in the balance sheet has decreased to $24,975 representing those shareholders who do not which to convert their AIFE preferred shares. The option attached to the outstanding warrants of the minority interest shares expired April 30, 1998 and no options were exercised.

     (d) Stock options:

         The Corporation has an incentive stock option plan which provides for the granting of stock options to directors and officers. Subsequent to March 31, 1999 the Corporation granted options to acquire 500,000 Common Shares at an exercise price of $0.30. These options expire May 27, 2002.

7.   INCOME TAXES:

     The Corporation has loss carry forwards for income tax purposes approximating its cumulative deficit. However, these may be subject to change following filing and assessment of current and prior year income tax returns with U.S. tax authorities.

8.   UNCERTAINTY DUE TO THE YEAR 2000 ISSUE:

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on or after January 1, 2000 and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers or other third parties, will be fully resolved.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth the range of high and low bid quotations per share for the Company's common stock for the periods indicated as reported by the OTC Bulletin Board, where the stock trades under the symbol "SWY??." Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

YEAR      CALENDAR PERIOD                                 HIGH              LOW
----      ---------------                                 ----              ---
1998      Fourth Quarter (from October 12, 1998)
1999      First Quarter

     On [DATE] 1999, there were approximately [FILL IN] shareholders of record of the Company's common stock and [FILL IN] shares of common stock outstanding.[UPDATE]

     To date, the Company has not paid or declared any dividends with respect to its common stock. The current policy of the Board of Directors is to retain earnings, if any, in order to provide for growth of the Company. Consequently, no cash dividend or any other dividend is expected to be paid on the common stock in the foreseeable future. Furthermore, there can be no assurance that the future operations of the company will generate the revenues and cash flow necessary to declare a cash dividend or that the Company will have legally available funds to pay dividends.

     The Company's Transfer Agent is Securities Transfer Corporation located in Dallas, Texas.

Recent Sales of Unregistered Securities

     From March 31, 1996 to March 31, 1999, the Company issued approximately [FILL IN] Units to certain sophisticated individuals at a price per Unit of $1.00 for a total offering of $[FILL IN]. Each Unit consisted of one share of its $.001 par value common stock; a warrant to purchase one share of common stock of the Company at an exercise price of $2.00 which expired on April 30, 1998; and a redeemable preferred share in the Company's subsidiary, AIFE. The preferred share is redeemable at the option of the Company at any time or from time to time at the discretion of AIFE's Board of Directors at a price of $1.00 per share. An overwhelming majority of investors were residents of Canada. The securities comprising the Units were issued with a Rule 144 restrictive legend. Each purchaser of a Unit was informed and advised about certain matters concerning the Company including its business and financial affairs. No general form of advertising was used in connection with the placement of such securities. No underwriters were used in connection with the issuance of these securities and no commissions were paid to any person. The Company relied on the exemptions from registration contained in Sections 4(2) and 3(b) of the 1933 Act and Regulation S and Regulation D promulgated under the 1933 Act. [UPDATE]

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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


ITEM 7. FINANCIAL STATEMENTS.

     The following financial statements are filed as a part of this Form 10-KSB:

         Financial Statements                                              Page
         --------------------                                              ----
         Independent Auditors Report                                        F-

         Consolidated Balance Sheets                                        F-

         Consolidated Statements of Loss and Deficit                        F-

         Financial Statements                                              Page
         --------------------                                              ----
         Consolidated Statements of Cash Flow                               F-

         Notes to Consolidated Financial Statements                         F-


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

      Name and Address of                Amount and Nature of               Percent
      Beneficial Owner                   Beneficial Ownership               of Class
      -------------------                --------------------               --------
      Steven B. Misner                   1,205,176                          22.7% [UPDATE]
      Suite 1100
      615 MacLeod Trail, S.E.
      Calgary, Alberta

      Barbara J. McAllister              1,303,507                          24.5% [UPDATE]
      Suite 1100
      615 MacLeod Trail, S.E.
      Calgary, Alberta

      Arthur Webb                        359,999(1)                         6.7% [UPDATE]
      Suite 1100
      615 MacLeod Trail, S.E.
      Calgary, Alberta

      Landmark Corporation               966,667                            18.2% [UPDATE]
      Suite 1710, Bow Valley 2
      Calgary, Alberta T2P 2V7

      Officers and Directors             3,835,349                          72.2% [UPDATE]
      As a Group (3 persons)

----------
(1) 200,000 of the 359,999 shares listed as held by Mr. Webb have not been issued, but are subject to Mr. Webb's right to acquire such shares within 60 days from the date hereof. 33,333 of the 359,999 shares listed as held by Mr. Webb are owned by his spouse. 116,666 of the 359,999 shares listed as held by Mr. Webb are owned by Mr. Webb through A&M Enterprises, Inc., Suite 1100, 615 MacLeod Trail, S.E.,Calgary, Alberta.


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

     AIFE Ltd. has provided updates to the Company for the Database. Since April 1997, AIFE Ltd. has charged the Company $[UPDATE] for such updates. AIFE Ltd. has billed the Company for these updates at the same rate as charged to third parties.

     AIFE Ltd. has from time to time advanced funds to the Company which were used for working capital. Since March 31, 1999, AIFE Ltd. has advanced $[UPDATE] to the Company. As of March 31, 1999, the Company was indebted to AIFE Ltd. in the amount of $[UPDATE]. The amounts advanced by AIFE Ltd. are not evidenced by a written instrument, do not bear interest and have no fixed maturity date.

     On September 1, 1993, AIFE entered into a license agreement with AIFE Ltd. whereby AIFE Ltd. granted to AIFE a non-exclusive license to use certain drill stem test reports and other oil and gas and water information until August 31, 2013 (the "License Agreement"). The license fee is 10% of the annual net cash flow profits of AIFE with a one year maximum of $150,000 and a maximum cumulative fee over the license term of $1,500,000. Neither AIFE nor the Company have paid any amounts to AIFE Ltd. in connection with the License Agreement during the fiscal years ended March 31, 1998 and March 31, 1999 [VERIFY]. The Company intends to use the drill stem reports and other information subject to the License Agreement to locate subterranean water in the American Southwest.

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

 21.1     A description of the Registrant's subsidiary is contained in this Registration Statement under the caption  "Business Development"  which is incorporated herein by reference, incorporated by reference to Exhibit 21.1 of registrant's Annual Report on Form 10-KSB dated May 4, 1998.

 27.1     Financial Data Schedule.


     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Southwestern Water Exploration Co.

Date: November 12, 1999                  By: /s/ Steven B. Misner
                                            ------------------------------------
                                            Steven B. Misner
                                            President


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: November 12, 1999                 By: /s/ Steven B. Misner
                                            ------------------------------------
                                            Steven B. Misner
                                            President and Director


Date: November 12, 1999                 By: /s/ Barbara J. McAllister
                                            ------------------------------------
                                            Barbara J. McAllister
                                            Secretary, Chief Financial Officer
                                            and Director


Date: November 12, 1999                 By: /s/ Arthur Webb
                                            ------------------------------------
                                            Arthur Webb
                                            Vice-President of Operations
                                            and Director


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

 21.1     A description of the Registrant's subsidiary is contained in this Registration Statement under the caption  "Business Development"  which is incorporated herein by reference, incorporated by reference to Exhibit 21.1 of registrant's Annual Report on Form 10-KSB dated May 4, 1998.

 27.1     Financial Data Schedule.