Form 10KSB/A
period 1999-03-31
SOUTHWESTERN WATER EXPLORATION CO
filed 1999-12-20
CIK 819690

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

(Mark One)
    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year ended MARCH 31, 1999


    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            (NO FEE REQUIRED)

                   For the transition period from ___ to ___

                        Commission file number 33-16110-D

                       SOUTHWESTERN WATER EXPLORATION CO.
                  --------------------------------------------
                    (Formerly Star Acquisitions Corporation)
                 (Name of small business issuer in its charter)

                      COLORADO                                            84-1062895
           -------------------------------                     ---------------------------------
           (State or other jurisdiction of                     (IRS Employer Identification No.)
           incorporation or organization)

615 MACLEOD TRAIL S.E., SUITE 1100A, ROCKY MOUNTAIN PLAZA,
                    CALGARY, ALBERTA                                        T2G 4T8
---------------------------------------------------------                  ----------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     For the fiscal year ended March 31, 1999 the Issuer's revenues were approximately $58.00

     As of December 6, 1999, the aggregate market value of Issuer's voting stock held by non-affiliates was approximately $1,450,543.

     As of December 6 1999, the Registrant had 9,744,120 shares of common stock outstanding.

     Documents Incorporated by Reference: Exhibits in the Issuer's annual report on Form 10-KSB dated May 4, 1998.

     Transitional Small Business Disclosure Format: Yes    No  X
                                                        ---   ---

================================================================================

                                     PART I

     This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-KSB entitled "Factors That May Affect Future Operating Results," which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-KSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these circumstances occurring subsequent to the filing of this Form 10-KSB with the SEC. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in our other reports filed with the SEC, that attempt to advise interested parties of the risks and factors that my affect the Company's business.

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

     Research and Development

     For the period from March 31, 1996 to March 31, 1999, the Company expended approximately $587,000 on research and development. None of this amount was borne directly by the Company's customers.

     Environmental Compliance

     The Company has not previously been subject to any material costs for compliance with any environmental laws. The Company believes that the cost and effect of environmental laws upon its proposed operations relating to the Nevada Project will not be material. The Company does believe, however, that an Environmental Impact Study ("EIS") will be required for the pipeline route in the Nevada Project. The cost of the EIS is expected to be approximately $40,000.

     Employees

     At the present time, the Company has no full-time employees. The Company plans to retain full-time employees in the future to implement its business plan. See "Management's Discussion and Analysis or Plan of Operation."

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's principal place of business is located at Suite 1100A, 615 Macleod Trail, S.E., Calgary, Alberta, T2G 4T8. The Company entered into a lease agreement with the American Institute of Formation Evaluation, Ltd. ("AIFE Ltd.") effective November 1, 1993, under a month to month lease. The Company pays $1,000 to AIFE Ltd. for office services. See "Certain Relationships and Related Transactions." The Company does not own or lease any other property.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth the range of high and low bid quotations per share for the Company's common stock for the periods indicated as reported by the OTC Bulletin Board, where the stock trades under the symbol "SWWE." Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

YEAR      CALENDAR PERIOD                                 HIGH              LOW
----      ---------------                                 ----              ---
1998      Fourth Quarter (from October 12, 1998)          $2.50             $0.25
1999      First Quarter                                   $0.50             $0.30
          Second Quarter                                  $0.40             $0.22

     On December 6, 1999, there were approximately 142 shareholders of record of the Company's common stock and 9,744,120 shares of common stock outstanding.

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

     The Company's Transfer Agent is Securities Transfer Corporation located in Dallas, Texas.

Recent Sales of Unregistered Securities

     From March 31, 1996 to March 31, 1999, the Company issued approximately 794,000 Units to certain sophisticated individuals at a price per Unit of $1.00 for a total offering of $794,000. Each Unit consisted of one share of its $.001 par value common stock; a warrant to purchase one share of common stock of the Company at an exercise price of $2.00 which expired on April 30, 1998; and a redeemable preferred share in the Company's subsidiary, AIFE. The preferred share is redeemable at the option of the Company at any time or from time to time at the discretion of AIFE's Board of Directors at a price of $1.00 per share. An overwhelming majority of investors were residents of Canada. The securities comprising the Units were issued with a Rule 144 restrictive legend. Each purchaser of a Unit was informed and advised about certain matters concerning the Company including its business and financial affairs. No general form of advertising was used in connection with the placement of such securities. No underwriters were used in connection with the issuance of these securities and no commissions were paid to any person. The Company relied on the exemptions from registration contained in Sections 4(2) and 3(b) of the 1933 Act and Regulation S and Regulation D promulgated under the 1933 Act.

     On February 25, 1999, the Company sold a total of 1,200,000 shares of common stock to two accredited investors in exchange for $1,200, or $0.001 per share. The shares were issued for investment purposes and not with a view to distribution. No underwriters were used in connection with the issuance of these shares and no commissions were paid to any person. No general forms of advertising were used in connection with the issuance of such shares. The sale and issuance of shares described above was exempt from the registration provisions of the Act by virtue of Section 4(2).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

     Southwestern Water Exploration Co. (the "Company"), formerly Star Acquisitions Corp., was incorporated in the State of Colorado on June 10, 1987. The Company's activities from inception consisted primarily of reviewing possible business opportunities and acquisitions, and maintaining the business entity. The Company had only nominal net assets and no operational activities from the fiscal years 1987 through 1993 and all expenses incurred were solely related to maintaining the entity and reviewing potential business opportunities.

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


ITEM 7. FINANCIAL STATEMENTS.

     The following financial statements are filed as a part of this Form 10-KSB:

         Financial Statements                                              Page
         --------------------                                              ----
         Independent Auditors' Report                                       8

         Consolidated Balance Sheets                                        9

         Consolidated Statements of Loss and Deficit                        10

         Consolidated Statements of Cash Flow                               11

         Notes to Consolidated Financial Statements                         12

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

Factors Affecting Future Operating Results:

     LIMITED OPERATING HISTORY AND CONTINUING LOSSES.

     The Company has a limited operating history which makes an evaluation of its business operations and future prospects difficult. The Company has had no revenues from operations in the last three fiscal years. The Company has incurred operating losses and negative cash flow each quarter and each year since 1993. The Company's accumulated deficit was $1,447,862 at March 31, 1999. The Company believes it will continue to experience net losses on a quarterly and annual basis for the foreseeable future.

     ABILITY TO COMPLETE NEVADA PROJECT UNPROVEN.

     The Company believes a majority of its revenues, if any, will be generated by the Nevada Project. The exploration and utilization of deep water reservoirs to provide potable water to municipalities will require substantial financial, operational and management resources. The Company has not been able to implement its plans due to insufficient financial resources. As a result, the Company's ability to locate substantial deep water reservoir capable of being utilized or sold is unknown. The Company's inability to locate and utilize significant water reserves capable of being transported to the end user would have a material adverse effect on the Company's operations and financial condition.

     NEED FOR ADDITIONAL FINANCING.

     The Company's ability to pursue the Nevada Project and implement its business strategy is substantially dependent upon its ability to locate additional financing in the amount of at least $500,000. The exact amount of additional financing required will depend on various factors including the following: the ability of the Company to enter into an agreement with a municipality or water provider, the speed with which the water extraction can be completed, the ability of the Company to arrange for transport of the water to the end user and the ability of the Company to obtain local, state and federal approvals. There can be no assurance that the Company will be able to obtain the funds necessary to exploit the Database, complete the Nevada Project or otherwise conducts its business.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

     The Officers and Directors of the Company are:

                                                                              Officer and/or
     Name and Addresses            Age        Position                        Director Since
     ------------------            ---        --------                        --------------
     Steven B. Misner              39         President and Director             1993
     Suite 1100
     615 MacLeod Trail, S.E.
     Calgary, Alberta

     Barbara J. McAllister         62         Secretary,                         1993
     Suite 1100                               Chief Financial Officer,
     615 MacLeod Trail, S.E.                  and Director
     Calgary, Alberta

     Arthur Webb                   58         Vice-President of                  1993
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

      Name and Address of                Amount and Nature of               Percent
      Beneficial Owner                   Beneficial Ownership               of Class
      -------------------                --------------------               --------
      Steven B. Misner                   1,143,178                          11.7%
      Suite 1100A
      615 MacLeod Trail, S.E.
      Calgary, Alberta

      Barbara J. McAllister              1,391,507                          14.3%
      Suite 1100A
      615 MacLeod Trail, S.E.
      Calgary, Alberta

      Arthur Webb                        440,599(1)                          4.5%
      Suite 1100A
      615 MacLeod Trail, S.E.
      Calgary, Alberta

      Landmark Corporation               966,668                             9.9%
      Suite 1710, Bow Valley 2
      Calgary, Alberta T2P 2V7

      Officers and Directors             2,975,282                          30.5%
      As a Group (3 persons)

----------
(1) All of the 440,599 shares listed as held by Mr. Webb are owned by Arroyo Enterprises, Inc. Mr. Webb and his spouse are the sole shareholders of Arroyo Enterprises, Inc.

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

     AIFE Ltd. has provided updates to the Company for the Database. Since April 1998, AIFE Ltd. has charged the Company $373,800 for such updates. AIFE Ltd.
has billed the Company for these updates at the same rate as charged to third parties.

     AIFE Ltd. has from time to time advanced funds to the Company which were used for working capital. Since March 31, 1999, AIFE Ltd. has not advanced funds to the Company. As of March 31, 1999, the Company was indebted to AIFE Ltd. in the amount of $695,938. The amounts advanced by AIFE Ltd. are not evidenced by a written instrument, do not bear interest and have no fixed maturity date.

     On September 1, 1993, AIFE entered into a license agreement with AIFE Ltd. whereby AIFE Ltd. granted to AIFE a non-exclusive license to use certain drill stem test reports and other oil and gas and water information until August 31, 2013 (the "License Agreement"). The license fee is 10% of the annual net cash flow profits of AIFE with a one year maximum of $150,000 and a maximum cumulative fee over the license term of $1,500,000. Neither AIFE nor the Company have paid any amounts to AIFE Ltd. in connection with the License Agreement during the fiscal years ended March 31, 1998 and March 31, 1999. The
Company intends to use the drill stem reports and other information subject to the License Agreement to locate subterranean water in the American Southwest.

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

                                        Southwestern Water Exploration Co.

Date: December 16, 1999                 By: /s/ Steven B. Misner
                                            ------------------------------------
                                            Steven B. Misner
                                            President


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: December 16, 1999                 By: /s/ Steven B. Misner
                                            ------------------------------------
                                            Steven B. Misner
                                            President and Director


Date: December 16, 1999                 By: /s/ Barbara J. McAllister
                                            ------------------------------------
                                            Barbara J. McAllister
                                            Secretary, Chief Financial Officer
                                            and Director


Date: December 16, 1999                 By: /s/ Arthur Webb
                                            ------------------------------------
                                            Arthur Webb
                                            Vice-President of Operations
                                            and Director


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