Form 10QSB
period 1999-06-30
SOUTHWESTERN WATER EXPLORATION CO
filed 1999-12-22
CIK 819690

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from _______________ to ________________


                        Commission file number 33-16110-D


                       SOUTHWESTERN WATER EXPLORATION CO.
        (Exact name of small business issuer as specified in its charter)


            COLORADO                                      84-1062895
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)


                      615 MACLEOD TRAIL S.E., SUITE 1100A,
                 ROCKY MOUNTAIN PLAZA, CALGARY, ALBERTA T2G 4T8
                    (Address of principal executive offices)


                                 (403) 531-2630
                           (Issuer's telephone number)


                         ______________________________


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]   No [X]

     As of December 6, 1999, the Registrant had 9,744,120 shares of common stock outstanding.

     Documents Incorporated by Reference: Exhibits in the Registration Statement on Form 10-KSB dated May 4, 1998.


          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         The following financial statements are filed as a part of this Form 10-QSB:

         Financial Statements                                     Page
         --------------------                                     ----

         Consolidated Balance Sheet                                3

         Consolidated Statement of Loss and Deficit                4



P.F. TURNER PROFESSIONAL CORPORATION
Chartered Accountant
================================================================================


                                NOTICE TO READER

I have compiled the consolidated balance sheet of Southwestern Water Exploration Co. as at June 30, 1999 and the consolidated statements of loss and deficit for the three months then ended from information provided by management. I have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.


Calgary, Alberta                            P.F. TURNER PROFESSIONAL CORPORATION
November 17, 1999                           CHARTERED ACCOUNTANT

                       SOUTHWESTERN WATER EXPLORATION CO.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999

SOUTHWESTERN WATER EXPLORATION CO.
CONSOLIDATED BALANCE SHEET
AS AT JUNE 30, 1999

(Unaudited - See Notice to Reader)

(Expressed in U.S. dollars)

================================================================================

                                                       1999           1998
                                                    -----------    ------------
                                     ASSETS

CURRENT
  Cash                                              $        35    $         50
  Prepaid expenses                                           --             698
  Shareholders' loan                                      5,509              --
                                                    -----------    ------------
                                                          5,544             748

LICENSES AND OTHER ASSETS                                   201             201

CAPITAL ASSETS (Note)                                     3,959           4,987
                                                    -----------    ------------
                                                    $     9,734    $      5,936
                                                    ===========    ============


                                  LIABILITIES

CURRENT
  Accounts payable                                   $   53,202     $    31,774
  Due to associated company                             707,633         685,619
                                                    -----------    ------------
                                                        760,835         717,393
MINORITY INTEREST                                        24,975         860,946
                                                    -----------    ------------
                                                        785,810       1,578,339
                                                    -----------    ------------


                            SHAREHOLDERS' DEFICIENCY

SHARE CAPITAL (Note)                                    970,510             961

DEFICIT                                              (1,746,586)     (1,573,364)
                                                    -----------    ------------
                                                       (776,076)     (1,572,403)
                                                    -----------    ------------
                                                    $     9,734    $      5,936
                                                    ===========    ============


                                             P F Turner Professional Corporation
                                                           Chartered Accountants

SOUTHWESTERN WATER EXPLORATION CO.
CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 1999

(Unaudited-See Notice to Reader)

(Expressed in U.S. dollars)
================================================================================

                                                      1999           1998
                                                   ------------   ----------
REVENUE
  Interest Income                                            10             7
--------------------------------------------------------------------------------
                                                             10             7
--------------------------------------------------------------------------------
EXPENSES
  Development expenses                                       --        53,400
  Amortization                                              210           262
  Bank charges and interest                                  43            40
  Office supplies                                         3,708         3,054
  Professional fees                                         533         7,661
  Telephone and utilities                                    57            --
  Promotion and entertainment                               160            --
  Travel and lodging                                      2,724            --
--------------------------------------------------------------------------------
                                                          7,435        64,417
--------------------------------------------------------------------------------
LOSS BEFORE OTHER ITEMS                                  (7,425)      (64,410)

FOREIGN EXCHANGE LOSS (GAIN)                                 59            --
--------------------------------------------------------------------------------
NET LOSS                                                 (7,484)      (64,410)

DEFICIT, beginning of year                           (1,739,102)   (1,508,954)
--------------------------------------------------------------------------------
                                                     (1,746,586)   (1,573,364)
--------------------------------------------------------------------------------
DEFICIT, end of year                                $(1,746,556)  $(1,573,364)
================================================================================


                                             P F Turner Professional Corporation
                                                           Chartered Accountants

Factors Affecting Future Operating Results:

         LIMITED OPERATING HISTORY AND CONTINUING LOSSES.

         The Company has a limited operating history which makes an evaluation of its business operations and future prospects difficult. The Company has had no revenues from operations in the last three fiscal years. The Company has incurred operating losses and negative cash flow each quarter and each year since 1993. The Company's accumulated deficit was $1,746,586 at June 30, 1999. The Company believes it will continue to experience net losses on a quarterly and annual basis for the foreseeable future.

         ABILITY TO COMPLETE NEVADA PROJECT UNPROVEN.

         The Company believes a significant portion of its revenues, if any, will be generated by the Nevada Project. The exploration and utilization of deep water reservoirs to provide potable water to municipalities will require substantial financial, operational and management resources. The Company has not been able to implement its plans due to insufficient financial resources. As a result, the Company's ability to locate substantial deep water reservoirs capable of being utilized or sold is unknown. The Company's inability to locate and utilize significant water reserves capable of being transported to the end user would have a material adverse effect on the Company's operations and financial condition.

         NEED FOR ADDITIONAL FINANCING.

         The Company's ability to pursue the Nevada Project and implement its business strategy is substantially dependant upon its ability to locate additional financing in the amount of at least $500,000. The exact amount of additional financing required will depend on various factors including the following: the ability of the Company to enter into an agreement with a municipality or water provider, the speed with which the water extraction can be completed, the ability of the Company to arrange for transport of the water to the end user and the ability of the Company to obtain local, state and federal approvals. There can be no assurance that the Company will be able to obtain the funds necessary to exploit the Database, complete the Nevada Project or to otherwise conduct its business.

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

(a) Exhibits

Exhibit
Number    Title of  Exhibit
-------   -----------------

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

27.1      Financial Data Schedule.

(b) Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the first quarter of the 2000 fiscal year.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Southwestern Water Exploration Co.

Date: December 20, 1999                      By: /s/ Steven B. Misner
                                                 ------------------------------
                                                     Steven B. Misner
                                                     President



         In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                   Title                                       Date
---------                                   -----                                       ----

/s/  Steven B. Misner                       President and Director                      December 20, 1999
---------------------
     Steven B. Misner


/s/  Barbara J. McAllister                  Chief Financial Officer (Principal          December 20, 1999
-------------------------                   Accounting Officer), Secretary
     Barbara J. McAllister                  and Director


                                  Exhibit Index
                                  -------------

Exhibit
Number            Title of  Exhibit
-------           -----------------

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