Form 10QSB
period 1999-09-30
SOUTHWESTERN WATER EXPLORATION CO
filed 2000-01-05
CIK 819690

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

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

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         The following financial statements are filed as a part of this Form 10-QSB:

         Financial Statements                                     Page
         --------------------                                     ----

         Consolidated Balance Sheet                                5

         Consolidated Statement of Loss and Deficit                6

                       SOUTHWESTERN WATER EXPLORATION CO.

                       CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                        (Unaudited-See Notice to Reader)

                          (Expressed in U.S. dollars)

P. F. TURNER PROFESSIONAL CORPORATION
Chartered Accountant



                                NOTICE TO READER

I have compiled the consolidated balance sheet of Southwestern Water Exploration Co. as at September 30, 1999 and the consolidated statements of loss and deficit for the six months then ended from information provided by management. I have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.



Calgary, Alberta                        P. F. TURNER PROFESSIONAL CORPORATION
November 17, 1999                       CHARTERED ACCOUNTANT

SOUTHWEST WATER EXPLORATION CO.
CONSOLIDATED BALANCE SHEET
AS AT SEPTEMBER 30, 1999

(Unaudited-See Notice to Reader)

(Expressed in U.S. dollars)
================================================================================

                                                          1999         1998
                                                      -----------   -----------

                                     ASSETS
CURRENT
  Cash                                                $        --   $         3
  Prepaid expenses                                             --           698
  Shareholders' loan                                        5,509            --
--------------------------------------------------------------------------------
                                                            5,509           701

LICENSES AND OTHER ASSETS                                     201           201

CAPITAL ASSETS (Note)                                       3,779         4,738
--------------------------------------------------------------------------------
                                                      $     9,489   $     5,640
================================================================================

                                  LIABILITIES
CURRENT
  Bank indebtedness                                   $        42   $        --
  Accounts payable                                         57,637        28,621
  Due to associated company                               711,360       737,786
  Shareholders' loan                                           --         7,931
--------------------------------------------------------------------------------
                                                          769,039       774,338

MINORITY INTEREST                                          24,975        24,975
--------------------------------------------------------------------------------
                                                          794,014       799,313
--------------------------------------------------------------------------------

                            SHAREHOLDERS' DEFICIENCY

SHARE CAPITAL (Note)                                      970,510       843,654

DEFICIT                                               $(1,755,035)  $(1,637,327)
--------------------------------------------------------------------------------
                                                         (784,525)     (793,673)
--------------------------------------------------------------------------------
                                                      $     9,489   $     5,640)
================================================================================


                                             P F Turner Professional Corporation
                                                           Chartered Accountants

SOUTHWESTERN WATER EXPLORATION CO.
CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999

(Unaudited-See Notice to Reader)

(Expressed in U.S. dollars)
================================================================================

                                                1999            1998
                                            -----------     -----------
REVENUE
 Interest Income                                     10              15
--------------------------------------------------------------------------------
                                                     10              15
--------------------------------------------------------------------------------

EXPENSES
 Development expenses                                --          53,400
 Amortization                                       420             249
 Bank charges and interest                          102              42
 Office supplies                                  7,508           3,009
 Professional fees                                5,210           7,278
 Telephone and utilities                            117              --
 Promotion and entertainment                        160              --
 Travel and lodging                               2,724              --
--------------------------------------------------------------------------------
                                                 16,241          63,978
--------------------------------------------------------------------------------

LOSS BEFORE OTHER ITEMS                         (16,231)        (63,963)

FOREIGN EXCHANGE LOSS(GAIN)                        (298)             --
--------------------------------------------------------------------------------

NET LOSS                                        (15,933)        (63,963)

DEFICIT, beginning of year                   (1,739,102)     (1,573,364)
--------------------------------------------------------------------------------
                                             (1,755,035)     (1,637,327)
--------------------------------------------------------------------------------

DEFICIT, end of year                        $(1,755,035)    $(1,637,327)
================================================================================


                                             P F Turner Professional Corporation
                                                           Chartered Accountants

Factors Affecting Future Operating Results:

         LIMITED OPERATING HISTORY AND CONTINUING LOSSES.

         The Company has a limited operating history which makes an evaluation of its business operations and future prospects difficult. The Company has had no revenues from operations in the last three fiscal years. The Company has incurred operating losses and negative cash flow each quarter and each year since 1993. The Company's accumulated deficit was $1,755,035 at September 30, 1999. The Company believes it will continue to experience net losses on a quarterly and annual basis for the foreseeable future.

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

27.1      Financial Data Schedule.

(b) Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the second quarter of the 2000 fiscal year.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Southwestern Water Exploration Co.

Date: December 27, 1999                      By: /s/ Steven B. Misner
                                                 ------------------------------
                                                     Steven B. Misner
                                                     President



         In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                   Title                                       Date
---------                                   -----                                       ----

/s/  Steven B. Misner                       President and Director                      December 27, 1999
---------------------
     Steven B. Misner


/s/  Barbara J. McAllister                  Chief Financial Officer (Principal          December 27, 1999
--------------------------                  Accounting Officer), Secretary
     Barbara J. McAllister                  and Director
