Form 10KSB/A
period 1999-03-31
SOUTHWESTERN WATER EXPLORATION CO
filed 2000-01-10
CIK 819690

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

     The Company's Transfer Agent is Securities Transfer Corporation located in Dallas, Texas.

Recent Sales of Unregistered Securities

     From March 31, 1996 to March 31, 1999, the Company issued approximately 742,000 Units to certain sophisticated individuals at a price per Unit of $1.00 for a total offering of $742,000. Each Unit consisted of one share of its $.001 par value common stock; a warrant to purchase one share of common stock of the Company at an exercise price of $2.00 which expired on April 30, 1998; and a redeemable preferred share in the Company's subsidiary, AIFE. The preferred share is redeemable at the option of the Company at any time or from time to time at the discretion of AIFE's Board of Directors at a price of $1.00 per share. An overwhelming majority of investors were residents of Canada. The securities comprising the Units were issued with a Rule 144 restrictive legend. Each purchaser of a Unit was informed and advised about certain matters concerning the Company including its business and financial affairs. No general form of advertising was used in connection with the placement of such securities. No underwriters were used in connection with the issuance of these securities and no commissions were paid to any person. The Company relied on the exemptions from registration contained in Sections 4(2) and 3(b) of the 1933 Act and Regulation S and Regulation D promulgated under the 1933 Act.

     Between March 31, 1998 and March 31, 1999, 1,172,000 shares of common stock were issued on conversion of preferred shares in AIFE and 1,008,000 shares of common stock were issued upon exercise of the warrants, both sold in the Unit offering above. The preferred shares in AIFE were converted to shares of common stock of the Company on a one to one basis. The warrants were exercised and converted into shares of common stock of the Company on a 1:0.76 basis. With respect to both the preferred shares and warrants, no commission or remuneration was paid or given for such exchange or conversion. These conversions and exchanges were exempt from the registration provisions of the Act by virtue of Section 3(a)(9).

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

     In January 1999, the Company issued 20,000 shares of its common stock to an affiliated corporation as partial payment for an outstanding debt. The share issuance reduced the amount due to the affiliated corporation by $13,300. The shares were issued for investment purposes and not with a view to distribution. No underwriters were used in connection with the issuance of these shares and no commissions were paid to any person. No general forms of advertising were used in connection with the issuance of such shares. The issuance of such shares was exempt from the registration provisions of the Act by virtue of
Section 4(2).

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

[KPMG LOGO]


                      Consolidated Financial Statements of



                      SOUTHWESTERN WATER
                      EXPLORATION CO.

                      (A Development Stage Enterprise)

                      Years ended March 31, 1999 and 1998

                      (Expressed in U.S. dollars)

INDEPENDENT AUDITORS' REPORT


We have audited the accompanying revised consolidated balance sheets of Southwestern Water Exploration Co. as at March 31, 1999 and 1998 and the related revised consolidated statements of loss and deficit and cash flows for the years then ended and for the period from commencement of operations on April 1, 1992 to March 31, 1999. These revised consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the revised consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Water Exploration Co. as at March 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended and for the period from commencement of operations on April 1, 1992 to March 31, 1999 in conformity with United States generally accepted accounting principles.

The accompanying revised consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in note 2 to the revised financial statements, the Corporation has incurred recurring losses from operations, has negative working capital and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are disclosed in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  KPMG LLP

Chartered Accountants

Calgary, Canada
July 15, 1999

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Consolidated Balance Sheets (Revised)

March 31, 1999 and 1998
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                                     1999                 1998
                                                                            (Revised -- note 8)
-------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Prepaid expenses                                                       $        -           $         698

Capital assets, at cost less accumulated depreciation
   of $10,253 (1998 - $ 9,203)                                                      4,199                5,249

License and other assets                                                              201                  201

-------------------------------------------------------------------------------------------------------------------
                                                                            $       4,400        $       6,148
-------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Deficiency

Current liabilities:
     Cash overdraft                                                         $          87        $         175
     Accounts payable and accrued liabilities                                      53,192               30,991
-------------------------------------------------------------------------------------------------------------------
                                                                                   53,279               31,166

Advances from affiliated corporation (note 4)                                     673,738              622,029

Minority interest (note 5)                                                         24,975              860,946

Shareholders' deficiency:
     Share capital (note 6)                                                       991,510                  961
     Deficit accumulated during development stage                              (1,447,862)          (1,217,714)
     Deficit accumulated prior to April 1, 1992                                  (291,240)            (291,240)
-------------------------------------------------------------------------------------------------------------------
                                                                                 (747,592)          (1,507,993)

Subsequent events (note 6)

-------------------------------------------------------------------------------------------------------------------
                                                                            $       4,400        $       6,148
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

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows (Revised)

(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                                                   Period from
                                                                                                  commencement
                                                                                              of operations on
                                                                                                 April 1, 1992
                                                                   Years ended March 31,           to March 31,
                                                                    1999             1998                 1999
                                                         (Revised -- note 8)
-------------------------------------------------------------------------------------------------------------------
                                                                                                       (note 3)
Cash flows from operating activities:
     Net loss                                             $    (230,148)    $    (250,958)       $  (1,447,862)
     Item not involving cash:
         Depreciation                                             1,050             1,178               10,253
-------------------------------------------------------------------------------------------------------------------
                                                               (229,098)         (249,780)          (1,437,609)
     Net change in non-cash operating working capital:
         Prepaid expenses                                           698              (698)                -
         Accounts payable and accrued  liabilities               22,201            (2,608)              51,993
-------------------------------------------------------------------------------------------------------------------
                                                               (206,199)         (253,086)          (1,385,616)

Cash flows from financing activities:
     Issuance of share capital                                  141,278               126              997,358
     Advances from affiliated corporation                        65,009           126,021              623,098
     Increase (decrease) in cash overdraft                          (88)              175                   87
     Minority interest                                             -              125,874             (219,782)
-------------------------------------------------------------------------------------------------------------------
                                                                206,199           252,196            1,400,761

Cash flows from investing activities:
       Purchase of capital assets                                  -                 (583)             (15,145)

-------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                              -               (1,473)                -

Cash and cash equivalents, beginning of the period                 -                1,473                 -

-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $        -        $        -           $        -
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Notes to Revised Consolidated Financial Statements

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

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Notes to Revised Consolidated Financial Statements, Page 2

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

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Notes to Revised Consolidated Financial Statements, Page 3

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

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Notes to Revised Consolidated Financial Statements, Page 4

Years ended March 31, 1999 and 1998
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------

6.   SHARE CAPITAL:

     (a) Authorized:

         50,000,000 Preferred Shares with a par value of $.001 per share

         150,000,000 Common Shares with a par value of $.001 per share

     (b) Issued and outstanding:

         ----------------------------------------------------------------------------------------------------------
                                                               Number of                         Subscriptions
                                                                  Shares           Amount           Receivable
         ----------------------------------------------------------------------------------------------------------
         Issued and outstanding, April 1, 1992                12,300,000    $         492        $        -
         Effective of reverse split, October 23, 1993        (11,808,000)            -                    -
         Elimination of deficit                                     -                (492)                -
         Shares issued in reverse takeover                     4,500,000              325                   15
         ----------------------------------------------------------------------------------------------------------
         Balance, March 31, 1994                               4,992,000              325                   15

         Issued for cash                                          30,000               30                 -
         Amounts receivable collected                               -                  15                  (15)
         ----------------------------------------------------------------------------------------------------------
         Balance March 31, 1995                                5,022,000              370                 -

         Issued for cash and subscriptions receivable            235,000              220                   15
         ----------------------------------------------------------------------------------------------------------
         Balance March 31, 1996                                5,257,000              590                   15

         Issued for cash and subscriptions receivable            265,000              245                   20
         ----------------------------------------------------------------------------------------------------------
         Balance, March 31, 1997                               5,522,000              835                   35

         Issued for cash and subscriptions receivable            151,000              126                   25
         ----------------------------------------------------------------------------------------------------------
         Balance, March 31, 1998                               5,673,000              961                   60

         Issued on conversion of preferred shares              1,172,000          835,971                 -
         Issued on conversion of warrants                      1,008,120             -                    -
         Issued for cash                                         326,000          119,078                 -
         Issued in exchange for reduction of amount
           due to affiliated corporation                          80,000           35,500                 -
         Issued for consulting services rendered                 300,000             -                    -
         ----------------------------------------------------------------------------------------------------------
         Balance, March 31, 1999                               8,559,120    $     991,510        $        -
         ----------------------------------------------------------------------------------------------------------

         Amounts receivable are not included in share capital on the balance sheet until settled.

         Subsequent to March 31, 1999 the Corporation issued 1,200,000 Common Shares for proceeds of $1,200.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Notes to Revised Consolidated Financial Statements, Page 5

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

8.   REVISION OF 1999 FINANCIAL STATEMENTS:

     The 1999 financial statements, as previously issued, have been revised to correct the conversion of $22,200 of advances from an affiliated corporation into 60,000 common shares, valued at $22,200.

9.   UNCERTAINTY DUE TO THE YEAR 2000 ISSUE:

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

                                        Southwestern Water Exploration Co.

Date: December 22, 1999                 By: /s/ Steven B. Misner
                                            ------------------------------------
                                            Steven B. Misner
                                            President


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: December 22, 1999                 By: /s/ Steven B. Misner
                                            ------------------------------------
                                            Steven B. Misner
                                            President and Director


Date: December 22, 1999                 By: /s/ Barbara J. McAllister
                                            ------------------------------------
                                            Barbara J. McAllister
                                            Secretary, Chief Financial Officer
                                            and Director


Date: December 22, 1999                 By: /s/ Arthur Webb
                                            ------------------------------------
                                            Arthur Webb
                                            Vice-President of Operations
                                            and Director


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