Form 10QSB
period 1999-12-31
SOUTHWESTERN WATER EXPLORATION CO
filed 2001-09-18
CIK 819690

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________


                        Commission file number 33-16110-D

                       SOUTHEASTERN WATER EXPLORATION CO.
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

                             ----------------------

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period than the registrant required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of December 31, 1999, the Registrant had 9,744,120 shares of common stock outstanding.

     Documents Incorporated by Reference: Exhibits in the Form 10-KSB for the fiscal year ended March 31, 1997 and filed May 4, 1998.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     The following financial statements are filed as part of this Form 10-QSB and found in the appendix of this report

     Financial Statements                                               Page
     --------------------                                               ----

     Notice to Reader                                                    7
     Consolidated Balance Sheet                                          8
     Consolidated Statement of Loss and Deficit                          9


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

     Southwestern Water Exploration Co. (the "Company"), was incorporated in the State of Colorado on July 10, 1987. The Company's activities from inception consisted primarily of reviewing possible business opportunities and acquisitions, and maintaining the business entity. The Company had only nominal net assets and no operational activities from the fiscal years 1987 through 1993 and all expenses incurred were solely related to maintaining the entity and reviewing potential business opportunities.

     The Company intends to develop and market potable water throughout the American Southwest. During its development stage, the Company acquired the Database which it believes will provide surface drilling locations to mine deep (below 2,000 ft) subsurface aquifers.

     The Company has identified a number of sites which it believes will provide potable water including a significant water reservoir in Nevada, by utilizing the Database. Once developed, it is the intent of the Company to market the water from these sites. If the marketing effort is unsuccessful, the Company intends to sell the water rights to these sites. The Database provides specific information including surface location, depth(s) of aquifers, temperature, production capability, and mineral properties from wells previously drilled for hydrocarbons and subsequently abandoned.

     Management believes that the Company can satisfy its cash requirements from existing funds for another three months. This is predominately because active operations beyond planning and research have yet to commence. The Company intends to meet its future capital needs by raising additional funds through a private placement of its securities. The Company anticipates that funding of future operations will be provided by the completion of this private placement for a minimum of $1.5 million. There can be no assurances, however, that the Company will be successful in the completion of the private placement. In the event the private placement is not successful, or fails to raise sufficient funds, the Company may seek alternative financing in the form of short-term or long-term debt or securities convertible into common stock of the company.

Factors Affecting Future Operating Results:

     LIMITED OPERATING HISTORY AND CONTINUING LOSSES.

     The Company has a limited operating history which makes an evaluation of its business operations and future prospects difficult. The Company has had no revenues from operations in the last three fiscal years. The Company has incurred operating loses and negative cash flow each quarter and each year since 1993. The Company's accumulated deficit was $1,775,373 at December 31, 1999. The Company believes it will continue to experience net losses on a quarterly and annual basis for the foreseeable future.

     ABILITY TO COMPLETE NEVADA PROJECT UNPROVEN.

     The Company believes a significant portion of its revenues, if any, will be generated by the Nevada Project. The Company has also recently considered the possibility of exploring the potential of Colorado and other western states. The exploration and utilization of deep water reservoirs to provide potable water to municipalities will require substantial financial, operational and management resources. The Company has not been able to implement its plans due to insufficient financial resources. As a result, the Company's ability to locate substantial deep water reservoirs capable of being utilized or sold is unknown. The Company's inability to locate and utilize significant water reserves capable of being transported to the end user would have a material adverse effect on the Company's operations and financial condition.

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings which are not routine litigation incidental to the business or are any such proceedings material to its business.


ITEM 2. CHANGES IN SECURITIES

     No securities were issued by the Company for this reporting period.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None during this reporting period.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during this reporting period.


ITEM 5. OTHER INFORMATION

     None during this reporting period.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit
          Number   Title of Exhibit
          ------   ----------------

          2.1 Agreement and Plan of Reorganization between Star Acquisitions Corporation and Southwestern Water Exploration Co., dated October 23, 1993, incorporated by reference to Exhibit 2.1 of registrant's Annual Report on Form 10-KSB for fiscal year ended March 31, 1997, filed May 4, 1998.

          3.1 Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of registrant's Annual Report on Form 10-KSB for fiscal year ended March 31, 1997, filed May 4, 1998.

          3.2 By-laws, incorporated by reference to Exhibit 3.2 of registrant's Annual Report on Form 10-KSB for fiscal year ended March 31, 1997, filed May 4, 1998.

          4    Instruments defining the rights of holders, including Indentures
               N/A

          10.1 License Agreement between American Institute of Formation Evaluation Ltd. and American Institute of Formation Evaluation Co., dated September 1, 1993, incorporated by reference to
               Exhibit 10.1 of registrant's Annual Report on Form 10-KSB for fiscal year ended March 31, 1997, filed May 4, 1998.

          11 Statement re: computation of per share earnings. N/A due to insubstantial revenues

          15 Letter on unaudited interim financial information. See Notice to Reader preceding financial statements in appendix of this report.

          18   Letter on change in accounting principles.
               N/A

          19   Reports furnished to security holders.
               N/A

          22   Published report regarding matters submitted to vote.
               N/A

          23   Consents of experts and counsel.
               Not required.

          24   Power of Attorney
               N/A

          27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the third quarter of the fiscal year ended March 31, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Southwestern Water Exploration Co.


Date: September 7, 2001                      By: /s/ Steven B. Misner
-----------------------                      ------------------------
                                             Steven B. Misner
                                             President

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Title
---------                              -----
Date
----


/s/ Steven B. Misner                   President and Director
--------------------
September 7, 2001


/s/ Barbara J. McAllister              Chief Financial Officer (Principal
-------------------------              Accounting Officer) Secretary
September 7, 2001                      and Director

SOUTHWESTERN WATER EXPLORATION CO.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

(Unaudited-See Notice to Reader)

(Expressed in U.S. Dollars)


                                NOTICE TO READER

Management of Southwestern Water Exploration Company have compiled the consolidated balance sheet as of December 31, 1999 and the consolidated statements of loss and deficit for the nine months then ended from information available to management. No accountant has audited, reviewed or otherwise attempted to verify the accuracy of completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.



                         SOUTHWEST WATER EXPLORATION CO.
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1999
                           (Expressed in U.S. dollars)

                                                           1999           1998
                                                           ----           ----
                       ASSETS
                       ------

CURRENT ASSETS
     Cash                                                       310           --
     Prepaid expenses                                          --              698
     Shareholder's loan                                       8,637           --
                                                        -----------    -----------
                                                              8,947            698
CAPITAL ASSETS, at cost less accumulated depreciation         3,570          4,501
LICENSE AND OTHER ASSETS                                        210            201
                                                        -----------    -----------
                                                        $    12,718    $     5,400
                                                        -----------    -----------

                    LIABILITIES
                    -----------

CURRENT LIABILITIES
     Bank overdraft                                            --              564
     Accounts payable and accrued liabilities                72,756         54,962
                                                        -----------    -----------
                                                             72,756         55,526

DUE TO SHAREHOLDER                                             --            7,931

DUE TO ASSOCIATED COMPANY                                   719,850        758,702

MINORITY INTEREST                                            24,975         24,975
                                                        -----------    -----------

                                                            817,581        847,134
                                                        -----------    -----------


             SHAREHOLDERS DEFICIENCY
             -----------------------

SHARE CAPITAL                                               970,510        883,454
DEFICIT - accumulated during development stage           (1,775,373)    (1,725,188)
                                                        -----------    -----------
                                                            804,863       (841,734)
                                                        -----------    -----------
                                                        $    12,718    $     5,400
                                                        -----------    -----------


                       Unaudited - Prepared by Management

                                        8

                         SOUTHWEST WATER EXPLORATION CO.
                   CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                FOR THE NINE MONTHS ENDED AS OF DECEMBER 31, 1999
                           (Expressed in U.S. dollars)




                                                       1999              1998
                                                       ----              ----
REVENUE
       Interest Income
                                                            10                39
                                                    ----------        ----------
EXPENSES
      Development                                          272           160,200
      Professional fees                                 24,147            44,113
      Office expense                                     8,475            11,095
      Travel                                             2,724              --
      Bank charges                                         158               117
      Miscellaneous                                        160              --
      Depreciation                                         630               748
                                                    ----------        ----------
                                                        36,566           216,273
                                                    ----------        ----------
NET LOSS BEFORE OTHER ITEMS                             36,556           216,234

FOREIGN EXCHANGE GAIN (LOSS)                               285              --
                                                    ----------        ----------

NET LOSS                                                36,271           216,234

DEFICIT, beginning of period                         1,739,102         1,508,954
                                                    ----------        ----------

DEFICIT, end of period                              $1,775,373        $1,725,188
                                                    ----------        ----------



                       Unaudited - Prepared by Management