Form 10KSB
period 2000-03-31
SOUTHWESTERN WATER EXPLORATION CO
filed 2002-07-17
CIK 819690

Use these links to rapidly review the document
Table of Contents 10-KSB
SOUTHWESTERN WATER EXPLORATION COMPANY INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 33-16110-D

SOUTHWESTERN WATER EXPLORATION CO.
(Formerly Star Acquisitions Corporation)
(Name of small business issuer in its charter)

COLORADO	84-1062895
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
4391 S. PEARL STREET LAS VEGAS, NEVADA	89121
(Address of principal executives offices)	(Zip Code)

(800) 661-9169
(Issuer's telephone number, including area code)

        Securities registered under Section 12(b) of the Exchange Act: NONE

        Securities registered under Section 12(g) of the Exchange Act: NONE

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☐    No ☒

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        For the fiscal year ended March 31, 2000 the issuer's revenues were approximately $18.

        The aggregate market value of the Registrant's voting stock held as of March 31, 2000 by non-affiliates of the Registrant was $1,135,705.50. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 4,542,822 shares of voting stock were held by non-affiliates. As of March 31, 2000, the Registrant had 9,759,120 shares of common stock outstanding.

        Documents Incorporated by Reference: See Part III, Item 13—"Exhibits and Reports on Form 8-K" for a listing of documents incorporated by reference into this annual report on Form 10-KSB.

        Transitional Small Business Disclosure Format: Yes ☐    No ☒

Table of Contents
10-KSB

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-KSB and the information incorporated by reference contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, the Company directs your attention to Item 1. Business and Item 6. Management's Decision and Analysis or Plan of Operation. The Company intends the forward-looking statements throughout the Annual Report on Form 10-KSB and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend," and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this report on Form 10-KSB and on numerous assumptions and developments that are not within the Company's control. Although the Company believes these forward-looking statements are reasonable, the Company cannot assure you they will turn out to be correct. Actual results could be materially different from the Company's expectations due to a variety of factors, including the following:

  •
  the Company's ability to locate and utilize significant water reserves capable of being transported to the end user;

  •
  the Company's ability to obtain water rights to deep-water reserves;

  •
  the Company's ability to obtain government approvals to drill exploratory wells, construct pipelines and appropriate water;

  •
  the Company's ability to comply with current and future laws or regulations which could require material expenditures by the Company;

  •
  the Company's ability to obtain significant additional capital required to commence drilling, operate the wells, and develop a marketing program for the sale of water to end users;

  •
  water allocation regulations imposed by states that control the amount of water that the Company can draw from water sources;

  •
  intense competition with government agencies and other companies that are better capitalized than the Company; and

  •
  the Company's status as a development stage company with limited operating history and continuing losses.

        This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business and should be read in conjunction with more detailed information included in this Annual Report on Form 10-KSB, the Company's other Securities and Exchange Commission filings, and its press releases. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

        Southwestern Water Exploration Co., formerly Star Acquisitions Corporation, was incorporated in the State of Colorado on July 10, 1987. On October 23, 1993, the Company acquired American Institute of Formation Evaluation Co., a Colorado corporation ("AIFECO"), as a wholly owned subsidiary in exchange for 4,500,000 shares of the Company's common stock. Prior to the acquisition, AIFECO was controlled by two of the Company's officers and directors, Steven Misner and Barbara McAllister. On November 12, 1993, the Company changed its name to Southwestern Water Exploration Co. As of March 31, 2000, the Company's principal offices were located at Rocky Mountain Plaza, Suite 1100A, 615 Macleod Trail, S.E., Calgary, Alberta T2G 4T8. In December 2001, the Company relocated its principal place of business to 4391 S. Pearl Street, Las Vegas, Nevada 89121.

        The Company is a development stage company engaged in the principal activity of exploring and producing potable water from deep aquifers throughout the American Southwest. The Company intends to accomplish its business plan by acquiring water rights to deep reservoirs in order to provide supplies of fresh water to cities, municipalities, and farmers in the Southwest. In connection with the Company's acquisition of AIFECO, the Company acquired a non-exclusive, limited license to a historical computerized database that contains information concerning water-bearing strata (the "Database") from AIFE, American Institute of Formation Evaluation, Ltd., a Canadian corporation ("AIFE Canada"), which is controlled by two of the Company's officers, Steven Misner and Barbara McAllister. See "Certain Relationships and Related Transactions." The license expires in September 2013. Information in the Database, which dates to the 1950s, has been updated often by AIFE Canada. During fiscal years ended March 31, 1998 through March 31, 2000, the Company did not purchase additional test data from AIFE Canada due to insufficient cash resources and limited liquidity. However, the Company did obtain additional data in fiscal years ended March 31, 2001 and 2002.

Projects

        In August 1997, the Company had identified a potential drilling site in Lincoln County, Nevada (the "Nevada Project"), which management believed could deliver water reserves to Clark County, Nevada, including the cities of Las Vegas, Henderson, and Laughlin. During fiscal year ended March 31, 2000, the Company retained a geology firm to undertake a detailed hydrogeological study of deep-water flow patterns to identify potential drill sites close to Las Vegas. The study concluded that a site, located approximately 80 miles from Las Vegas, was likely to contain deep-water reserves. However, in January 2001 management determined that the high cost of bringing the water to Las Vegas was impractical based upon the technology currently available. The Company has not abandoned its efforts to locate a site closer to Las Vegas and believes that the Database may provide information to locate additional sources of potable water from deep reservoirs elsewhere in Nevada.

        The Company has identified a number of additional sites, including sites in Colorado, Utah and New Mexico. The Company is currently focusing its exploration and development opportunities on three areas in Colorado (the "Colorado Project"). During fiscal year ended March 31, 2001, the Company completed detailed log work on various sites in Colorado and identified a large aquifer, estimated to be roughly 5.3 million acre-feet and from 20 to 56 feet thick. The Company has retained a land firm to assemble the water rights in this area for nontribuatory waters below 2,000 feet and successfully achieved commitments for leases in excess of 30,000 acres. On March 24, 2002, management participated in drilling its first initial test on the exploratory site in Larimer County, Colorado ("Rehoboth #1"). After successfully reaching the target depth, the test indicated that the formation (aquifer) was water bearing. Two independent laboratories have conducted preliminary water analyses using primary Environmental Protection Agency (EPA) guidelines and have concluded that the new aquifer found in Rehoboth #1 meets the primary Environmental Protection Agency (EPA) drinking water standards. Core analysis to determine the specific yield of the aquifer is still ongoing.

        In management's opinion, at the wellhead, this production, if sold annually, could provide revenue of approximately $300 to $500 per acre-foot; in the alternative, if sold outright, production from the Colorado Project may provide revenue from $3,000 to $12,000 per acre-foot.

        The Company is committed to its intention to extract water from additional well sites in Colorado and other states and to sell the water to large metropolitan communities. Since March 31, 2000, the Company has raised $2.5 million in a series of private placements with certain accredited investors in order to pursue its leasing, drilling and marketing activities.

Competition

        The Company has identified a number of governmental agencies, companies, individuals, and partnerships that market services similar to those of the Company, many of which are better capitalized than the Company. However, most of the Company's competitors have advocated strategies that focus on obtaining water from known water sources. There are relatively few proposals to deliver subsurface water to municipalities as planned by the Company. While the Company believes that the information from the Database provides it with a competitive advantage, there can be no assurance that the Company will be able to compete effectively with others to locate sources of potable water or to obtain favorable contracts for the sale of such water.

Risks Related to Government Regulation.

        The Nevada and Colorado Projects will be subject to significant government regulation and a potentially lengthy government approval process. Other future projects may face comparable government regulation and involve extensive governmental approvals. Both Nevada and Colorado law require that a permit be issued before any water may be diverted. The drilling sites involved in both Projects are located in areas that may require the Company to obtain a permit to appropriate water or obtain permission to drill an exploratory well.

        In addition, the construction of a pipeline to deliver water from the well site to the end user will also be subject to governmental regulation and approval with regard to property rights. The Company may need to purchase easements on property owned by federal or state governments, which would require the Company to obtain governmental approvals and comply with federal and state regulations, and may result in significant delays. The Company believes that construction of the pipeline and a pumping station can usually be financed by an issuance of public-sector or other securities, which will also require governmental approval and compliance with federal and state regulations. Such financing may result in delays or render the Projects or other projects prohibitively expensive. Moreover, if the Company is unable to obtain such financing, the Company may be prevented from completing the Projects or other future projects.

        Nevada.    Under Nevada state law, the Nevada State Engineer (the "State Engineer") may issue a written waiver to the permit requirements for wells drilled to determine the availability or quality of water. The State Engineer may grant such a waiver upon a showing of good cause. While the Company initially believed that good cause existed to grant such a waiver because it would likely be drilling for water at a depth and in an area where there has been no prior drilling for deep water reserves of potable water, few western states have a legal framework to address deep aquifer mining, which, when addressed at all, is treated as being no different than other types of groundwater. Nevada laws required that the application be published in a newspaper of general circulation with notice given to the counties from which water would be diverted and to the counties to which it would be delivered. County commissioners would then review the application and provide comments to the State Engineer. Prior to granting the drilling permit, Nevada law permits comments from interested persons, which could result in an open forum consultation process that could cause indefinite delays. However, if the proposed use of the discovered unappropriated water does not tend to impair the value of existing rights and is not detrimental to the public interest, the State Engineer is required by statute (with some exceptions) to approve a permit application within one year, but may impose additional requirements, if necessary.

        Since the Company determined that the costs involved in transporting the water were prohibitive at this time, management did not apply for a permit to drill for water or divert water for the Nevada Project. In the event that the Company does elect to pursue water exploration in Nevada, existing or future state or federal regulations will play a critical role in the Company's success and may prevent the Company from undertaking future projects.

        Colorado.    According to Colorado laws and regulations, nontributary water in Colorado is devoted to beneficial use in amounts based upon conservation of the resource and protection of vested water rights. Nontributary ground water is allocated on the basis of ownership of the overlying land and an assumed aquifer life of 100 years. In general, the amount of nontributary ground water available for withdrawal is based on the quantity of water (excluding any artificial recharge) underlying the land owned or leased by the applicant. In addition, Colorado requires a permit to construct a well, or in the alternative, a decree from the Colorado Water Court determining rights to nontributary ground water. The Water Court also determines rights to nontributary ground water outside designated ground water basins. Permits are valid for one year only, but may be extended for an additional year upon a showing of good cause. An application that is not the owner of the overlying land can obtain a permit to withdraw nontributary ground water only if the landowner consents in writing to the applicant's withdrawal. A similar requirement applies to applications for determinations of rights to nontributary ground water filed with the Water Court.

        Environmental.    Prior to the commencement of work on the Nevada or Colorado Projects, the Company may be required in certain instances to comply with certain environmental regulations, which include the completion of an Environmental Impact Study. Based on its research, the Company believes that the drilling program and proposed pipeline route of either Project would cause minimal environmental impact. The Company may also be required to obtain approval from the Bureau of Land Management and the U.S. Fish and Game Department, among others. Construction of pipelines will also require compliance with numerous federal laws, including but not limited to the Endangered Species Act.

Research and Development

        For the period from March 31, 1998 to March 31, 1999, the Company expended $160,200 for research and development. Subsequently, the Company scaled back on research and development expenditure from prior years and did not incur any research and development expense during fiscal year ended March 31, 2000. For the years ended March 31, 2001 and 2002, the Company expended $237,816 and $84,000, respectively, for research and development.

Employees

        As of March 31, 2000, the Company had no full-time employees. As of the date hereof, the Company has two full time employees at its corporate headquarters in Las Vegas, Nevada. The Company believes that relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

        As of March 31, 2000, the Company's principal place of business was Suite 1100A, 615 Macleod Trail, S.E., Calgary, Alberta, T2G 4T8. The Company rented this space for its executive office from AIFE Canada on a verbal month-to-month lease agreement for $1,000 per month. See "Certain Relationships and Related Transactions." As of March 31, 2000, the Company did not own or lease any other property.

        In September 2001, the Company terminated the lease arrangements with AIFE Canada and relocated its executive offices to 5A, 2500 4th Street S.W., Calgary, Alberta T2S1X6, at a monthly rate of $1200 per month, which the Company believed to be market or below market rate for comparable office space. Although the Company continues to maintain its office in Calgary, in December 2001 the Company relocated its principal place of business to 4391 S. Pearl Street, Las Vegas, Nevada 89121. The Company leases approximately 500 square feet from Steven Misner, the Company's chief executive officer, at a monthly rate of $500 for a two-year term expiring December 1, 2003. The Company believes that the lease is at or below market rate for comparable office space. See "Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS.

        The Company is not a party to any legal proceedings that are not routine litigation incidental to the business or are any such proceedings material to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        During the fourth quarter of the fiscal year ended March 31, 2000, the Company did not submit any matter to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's common stock began trading on the OTC Bulletin Board under the symbol "SWWE" in October 1998. Prior to this date, there was no public market for the Company's common stock and therefore, no trading data is available. In August 2000, the Company's common stock ceased trading on the OTC Bulletin Board and began trading on the Pink Sheets. The following table sets forth the range of high and low bid quotations per share for the Company's common stock for the periods indicated.

	High	Low
Fiscal Year 1999
Quarter Ending December 31, 1998	$1.25	$0.01
Quarter Ending March 31, 1999	$2.25	$0.07
Fiscal Year 2000
Quarter Ending June 30, 1999	$0.375	$0.0625
Quarter Ending September 30, 1999	$0.15625	$0.09375
Quarter Ending December 31, 1999	$0.50	$0.15625
Quarter Ending March 31, 2000	$0.3125	$0.15625
Fiscal Year 2001
Quarter Ending June 30, 2000	$0.25	$0.03
Quarter Ending September 30, 2000	$0.625	$0.03
Quarter Ending December 31, 2000	$0.55	$0.22
Quarter Ending March 31, 2001	$0.45	$0.25
Fiscal Year 2002
Quarter Ending June 30, 2001	$0.47	$0.35
Quarter Ending September 30, 2001	$0.47	$0.25
Quarter Ending December 31, 2001	$0.35	$0.25
Quarter Ending March 31, 2002	$0.85	$0.20

        The above information was obtained from the National Association of Security Dealers. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

        As of March 31, 2000, there were approximately 133 shareholders of record of the Company's common stock.

        The Company's Transfer Agent is Securities Transfer Corporation located in Dallas, Texas.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        Southwestern Water Exploration Co. (the "Company"), formerly Star Acquisitions Corporation, was incorporated in the State of Colorado on July 10, 1987. The Company's activities from inception consisted primarily of reviewing possible business opportunities and acquisitions, and maintaining the business entity. The Company had only nominal net assets and no operational activities from the fiscal years 1987 through 1993, and all expenses incurred were solely related to maintaining the entity and reviewing potential business opportunities.

        The Company is a development stage company primarily engaged in the exploration, development and marketing of potable water throughout the American Southwest. In connection with the acquisition of AIFECO, the Company acquired the Database, which the Company believes will provide surface drilling locations to mine deep (below 2,000 ft) subsurface aquifers. The Database provides specific information including surface location, depth(s) of aquifers, temperature, production capability, and mineral properties from wells previously drilled for hydrocarbons and subsequently abandoned. Once developed, the Company plans to market the water from the sites or, if the marketing effort proves unsuccessful, to sell the water rights to those sites.

        The Company has identified a number of sites that it believes will provide potable water, including a significant water reservoir in Nevada, by utilizing the Database. During fiscal year ended March 31, 2000, the Company believed a majority of its revenues, if any, would be generated by the Nevada Project. More recently, however, the Company has refocused its exploration efforts on sites in Colorado, Utah and New Mexico, due primarily to the technical and regulatory difficulties involved in transporting water 80 miles from the drill site to Las Vegas.

        The Company has a limited operating history, which makes an evaluation of its business operations and future prospects difficult. The Company had no revenues from operations for the three fiscal years ended March 31, 2000. The Company has incurred operating losses and negative cash flow each quarter and each year since 1993. As of March 31, 2000, the Company's accumulated deficit was $1,624,362. Management of the Company believes it will continue to experience net losses on a quarterly and annual basis for the foreseeable future.

        The exploration and utilization of deep-water reservoirs to provide potable water to municipalities will require substantial financial, operational and management resources. The Company has not been able to implement its plan due to insufficient financial resources. As a result, the Company's ability to locate substantial deep-water reservoirs capable of being utilized or sold is unknown. The Company's inability to locate and utilize significant water reserves capable of being transported to the end user in a financially viable fashion would have a material adverse effect on the Company's operations and financial condition.

        The Company's ability to pursue the Nevada Project and other projects and implement its business strategy is substantially dependent upon its ability to locate additional financing. The exact amount of additional financing required will depend on various factors including the following: the ability of the Company to enter into an agreement with a municipality or water provider, the speed with which the water extraction can be completed, the ability of the Company to arrange for transport of the water to the end user and the ability of the Company to obtain local, state and federal approvals. There can be no assurance that the Company will be able to obtain the funds necessary to exploit the Database, complete the Projects or otherwise conducts its business.

        Since March 31, 2000, the Company has raised an aggregate of $2.5 million from a series of private placements to certain accredited investors, which the Company is currently using to pursue its leasing, drilling and marketing activities for the Colorado Project.

ITEM 7. FINANCIAL STATEMENTS

        The financial statements are filed as part of this Form 10-KSB immediately following the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        During the two fiscal years ended March 31, 2000, there have been no changes in or disagreements with the Company's principal independent accountant on accounting or financial disclosure. No principal independent accountant or subsidiary's independent accountant on whom the principal accountant has expressed reliance has resigned or been dismissed.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

        As of March 31, 2000, the Executive Officers and Directors of the Company were:

Name and Addresses	Age	Position	Director From
Steven B. Misner 615 Macleod Trail, S.E. Suite 1100 Calgary, Alberta	40	President and Director	1993
Barbara J. McAllister 615 Macleod Trail, S.E. Suite 1100 Calgary, Alberta	63	Secretary, Chief Financial Officer and Director	1993
Gary L. Beach 615 Macleod Trail, S.E. Suite 1100 Calgary, Alberta	50	Director	1999
Arthur Webb 615 Macleod Trail, S.E. Suite 1100 Calgary, Alberta	59	Vice-President of Operations and Director	1993 to 2001
Brian M. Gibbs 615 Macleod Trail, S.E. Suite 1100 Calgary, Alberta	53	Director	1999 to 2001

        All directors hold office until the next annual meeting of stockholders, and until they or their successor have been elected and qualified. Officers serve at the discretion of the Board of Directors.

        Steven B. Misner.    Mr. Misner has served as the President and as a Director of the Company since October, 1993. During the past six (6) years, Mr. Misner has served as the President of AIFE Canada. In 1989, Mr. Misner initiated research into the viability of utilizing underground water reservoirs that could meet the water requirements of the American Southwest. In 1986, Mr. Misner negotiated the acquisition of the Petroleum Research Corporation's database of the United States. In 1985, he initiated a Hydrodynamics Division to study underground waterflow patterns. In 1983, Mr. Misner spearheaded the acquisition of the Canadian database.

        Barbara J. McAllister.    Ms. McAllister has served as the Secretary, Chief Financial Officer, and as a Director of the Company since October, 1993. During the past six (6) years, Ms. McAllister has also been the Executive Vice President and Treasurer of AIFE Canada. Ms. McAllister has a wide range of administrative skills acquired through former employment as an educator, businesswoman, and realtor. She has worked extensively overseas during her involvement in the petroleum industry. Ms. McAllister received her graduate degrees from the University of Calgary, in Calgary, Alberta.

        Gary L. Beach.    Mr. Beach became a director of the Company in 1999 and is a well recognized hydrologist. Mr. Beach holds a BSC in Environmental Engineering from the Kennedy Western University and an MSC in Business Administration from the University of Phoenix. Mr. Beach is a qualified witness in state and federal proceedings pertaining to the production and distribution of water with twenty one (21) years of experience in the industry. During the past five (5) years he served as President of Beach Resources, a consulting firm in Aspen, Colorado.

        Arthur Webb.    Mr. Webb served as a director of the Company since October, 1993 and Vice President of Operations since 1995. During the past twenty-five (25) years, Mr. Webb has been the owner and served as the President of A.J. Webb Oilfield Consultants and A&M Enterprises, Inc. In November 2001, Mr. Webb resigned as a director of the Company and its Vice President of Operations.

        Brian M. Gibbs.    Mr. Gibbs served as a director of the Company since 1999. During the past five (5) years, Mr. Gibbs served as Senior Audit Partner with KPMG LLP. Mr. Gibb resigned as a director of the Company in February 2001.

ITEM 10. EXECUTIVE COMPENSATION.

        For the fiscal year ended March 31, 2000, no direct compensation was paid to any officer or director. On May 27, 1999, the Company granted options to purchase an aggregate of 500,001 shares of its common stock to directors and officers of the Company pursuant to the Company's 1999 Performance Stock Option Plan, all of which have been exercised as of the date hereof.

        The following table sets forth the information concerning the stock options granted during the fiscal year ended March 31, 2000 to the executives and directors below.

Name	Options Granted (Shares)	Percentage of Total Granted to Employees in FY ended 3/31/00	Exercise Price (Per Share)	Expiration Date
Steven Misner	166,667	33.3%	$0.30	May 27, 2002
Barbara McAllister	166,667	33.3%	$0.30	May 27, 2002
Arthur Webb	166,667	33.3%	$0.30	May 27, 2002

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth the number of shares of the Company's common stock beneficially owned by each person who, as of March 31, 2000, was known by the Company to own beneficially more than five percent (5%) of its outstanding common stock, all directors and nominees, each of the named executive officers as defined in Item 402(a)(2), and directors and executive officers as a group. Unless otherwise noted, each beneficial owner has sole voting and sole investment power over the common stock listed.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Steven B. Misner(1) 615 Macleod Trail, S.E. Suite 1100 Calgary, Alberta	1,112,403		11.2%
Barbara J. McAllister(2) 615 Macleod Trail, S.E. Suite 1100 Calgary, Alberta	1,460,734		14.7%
Arthur Webb(3) 615 Macleod Trail, S.E. Suite 1100 Calgary, Alberta	573,933	(4)	5.8%

Brian M. Gibbs 615 Macleod Trail, S.E. Suite 1100 Calgary, Alberta	0	0%
Gary L. Beach 615 Macleod Trail, S.E. Suite 1100 Calgary, Alberta	0	0%
Landmark Corporation 615 Macleod Trail, S.E. Suite 1100 Calgary, Alberta	869,228	8.9%
Antebi Children's Insurance 615 Macleod Trail, S.E. Suite 1100 Calgary, Alberta	1,200,000	12.3%
Executive Officers and Directors As a Group (5 persons)	3,147,070	30.7%

(1)
The amount and percentage figure includes the present exercisable option for 166,667 shares of common stock, with an exercise price of $.30 per share, exercisable within 60 days.

(2)
The amount and percentage figure includes the present exercisable option for 166,667 shares of common stock, with an exercise price of $.30 per share, exercisable within 60 days.

(3)
The amount and percentage figure includes the present exercisable option for 166,667 shares of common stock, with an exercise price of $.30 per share, exercisable within 60 days.

(4)
All of the shares listed as held by Mr. Webb are owned by Arroyo Enterprises, Inc. Mr. Webb and his spouse are the sole shareholders of Arroyo Enterprises, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        On September 1, 1993, AIFECO obtained a non-exclusive license to use a database related to water information (the "License Agreement") from AIFE Canada, a company controlled by Steven Misner and Barbara McAllister, each of which are officers and directors of the Company. The license, which expires in September 2013, was acquired for $1 plus a license fee of ten percent (10%) of the annual net cash flow profits of AIFECO, with a one year maximum of $150,000 and a maximum aggregate fee of $1,500,000. Neither AIFECO nor the Company have paid any amounts to AIFE Canada in connection with the License Agreement. However, the Company has made payments to AIFE Canada for updates to the Database. From March 31, 1998 through March 31, 2000, the Company paid an aggregate of $160,200 to AIFE Canada for Database updates and an additional $321,816 during fiscal years ended March 31, 2001 and 2002. AIFE Canada has billed the Company for these updates at the same rate as charged to third parties.

        For the fiscal year ended March 31, 2000 through September 1, 2001, the Company and AIFECO shared office space, telephone and certain office personnel with AIFE Canada, at a monthly rental rate of $1,000.

        AIFE Canada has from time to time advanced funds to the Company which were used for working capital. As of March 31, 2000, the Company owed $691,131 to AIFE Canada. During fiscal years ended March 31, 1999 and 2000, the Company repaid AIFE Canada $98,291 and $50,000, respectively. The amounts advanced by AIFE Canada are not evidenced by a written instrument, do not bear interest and have no fixed maturity date.

        In December 2001, the Company relocated its principal place of business to Las Vegas, Nevada and currently leases approximately 500 square feet from Steven Misner, the Company's chief executive officer, at a monthly rate of $500 for a two year term, which the Company believes to be market or below market rate for comparable office space.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)
The following documents have been filed as a part of this annual report:

Exhibit Number	Title of Exhibit
2.1	Agreement and Plan of Reorganization between Star Acquisitions Corporation and Southwestern Water Exploration Co., dated October 23, 1993, incorporated by reference to Exhibit 2.1 of registrant's Annual Report on Form 10-KSB dated May 4, 1998.
3.1	Amendment and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of registrant's Annual Report on Form 10-KSB dated May 4, 1998.
3.2	By-laws, incorporated by reference to Exhibit 3.2 of registrant's Annual Report on Form 10-KSB dated May 4, 1998.
10.1
License Agreement between American Institute of Formation Evaluation Ltd. And American Institute of Formation Evaluation Co., dated September 1, 1993, incorporated by reference to Exhibit 10.1 of registrant's Annual Report on Form 10-KSB dated May 4, 1998.
(b)
Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 2000.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWESTERN WATER EXPLORATION CO.
Date: July 16, 2002	By:	/s/ STEVEN B. MISNER Steven B. Misner Chief Executive Officer

        In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the undersigned, thereunto duly authorized.

Date: July 16, 2002	By:	/s/ STEVEN B. MISNER Steven B. Misner Chief Executive Officer and Director
Date: July 16, 2002	By:	/s/ THOMAS LENNEY Thomas Lenney President and Director
Date: July 16, 2002	By:	/s/ BARBARA J. MCALLISTER Barbara J. McAllister Secretary, Chief Financial Officer and Director
Date: July 16, 2002	By:	/s/ GARY L. BEACH Gary L. Beach Director
Date: July 16, 2002	By:	/s/ J. DAVID HERSHBERGER J. David Hershberger Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT
BY NON-REPORTING ISSUERS

        The issuer has not furnished any annual reports or proxy statements to its security holders.

Consolidated Financial Statements of

SOUTHWESTERN WATER
EXPLORATION CO.

(A Development Stage Company)

Years ended March 31, 2000 and 1999

(Expressed in U.S. dollars)

SOUTHWESTERN WATER EXPLORATION COMPANY INDEX TO CONSOLIDATED
FINANCIAL STATEMENTS AND SCHEDULES

        The following financial statements are filed as a part of this Form 10-KSB:

INDEPENDENT AUDITORS' REPORT

        We have audited the accompanying consolidated balance sheets of Southwestern Water Exploration Co. as at March 31, 2000 and 1999 and the related consolidated statements of loss and deficit and cash flows for the years then ended and for the period from commencement of operations on April 1, 1992 to March 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Water Exploration Co. as at March 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended and for the period from commencement of operations on April 1, 1992 to March 31, 2000 in conformity with United States generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Corporation has incurred recurring losses from operations, has negative working capital and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are disclosed in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Signed "KPMG LLP"

Chartered Accountants

Calgary, Canada
June 23, 2000, except as to note 8
which is as at December 4, 2000

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Company)

Consolidated Balance Sheets

Years ended March 31, 2000 and 1999

(Expressed in U.S. dollars)

	2000	1999
Assets
Current assets:
Cash and cash equivalents	$2,672	$—
Capital assets, at cost less accumulated depreciation of $11,093 (1999—$10,253)	3,359	4,199
License and other assets	201	201

	$6,232	$4,400

Liabilities and Shareholders' Deficiency
Current liabilities:
Cash overdraft	$—	$87
Accounts payable and accrued liabilities	99,752	53, 192
Advances from shareholder	13,266	—

	113,018	53,279
Advances from affiliated corporation (note 4)	691,131	673,738
Minority interest (note 5)	24,975	24,975
Shareholders' deficiency:
Share capital (note 6)	1,092,710	991,510
Deficit accumulated during development stage	(1,624,362)	(1,447,862)
Deficit accumulated prior to April 1, 1992	(291,240)	(291,240)

	(822,892)	(747,592)

Subsequent events (note 8)

	$6,232	$4,400

See accompanying notes to consolidated financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Company)

Consolidated Statements of Loss and Deficit

Years ended March 31, 2000 and 1999

(Expressed in U.S. dollars)

			Period from commencement of operations on April 1, 1992 to March 31, 2000
	Years ended March 31,
	2000	1999
			(note 3)
Interest revenue	$18	$58	$503
Expenses:
Compensation expense on granting of stock options	100,000	—	100,000
Professional	47,912	53,820	200,317
Office expense	20,147	14,612	128,261
Travel	6,040	—	22,609
Consulting fees	1,359	—	31,573
Bank charges	220	227	7,773
Development	—	160,200	1,121,005
Miscellaneous	—	297	2,234
Depreciation	840	1,050	11,093

	176,518	230,206	1,624,865

Net loss	(176,500)	(230,148)	(1,624,362)
Deficit, beginning of period	(1,447,862)	(1,217,714)	—

Deficit, end of period	$(1,624,362)	$(1,447,862)	$(1,624,362)

Net loss per Common Share	$(0.02)	$(0.03)	$(0.17)

See accompanying notes to consolidated financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Company)

Consolidated Statements of Cash Flow

Years ended March 31, 2000 and 1999

(Expressed in U.S. dollars)

			Period from commencement of operations on April 1, 1992 to March 31, 2000
	Years ended March 31,
	2000	1999
			(note 3)
Cash flows from (used in) operating activities:
Net loss	$(176,500)	$(230,148)	$(1,624,362)
Items not involving cash:
Depreciation	840	1,050	11,093
Compensation expense on granting of stock options	100,000	—	100,000
Net change in non-cash operating working capital:
Prepaid expenses	—	698	—
Accounts payable and accrued liabilities	46,560	22,201	99,753

	(29,100)	(206,199)	(1,413,516)
Cash flows from (used in) financing activities:
Advances from affiliated corporation	68,180	185,500	792,208
Repayment of advances from affiliated corporation	(50,787)	(98,291)	(173,917)
Advances from shareholder	13,266	—	13,266
Issuance of share capital	$1,200	$119,078	$183,587
Decrease in cash overdraft	(87)	(88)	—
Minority interest	—	$—	$616,189

	31,772	206,199	1,431,333
Cash flows used in investing activities:
Purchase of capital assets	—	—	(15,145)

Increase in cash and cash equivalents	2,672	—	2,672
Cash and cash equivalents, beginning of period	—	—	—

Cash & cash equivalents, end of period	$2,672	$—	$2,672

See accompanying notes to consolidated financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended March 31, 2000 and 1999

(Expressed in U.S. dollars)

1. Incorporation and basis of presentation:

        Southwestern Water Exploration Co. (the "Corporation") is incorporated under the laws of the State of Colorado and is planning to develop projects for the production of water reservoirs in the United States but has not commenced active business.

        These financial statements are presented using U.S. dollars as the functional and reporting currency and have been prepared in accordance with generally accepted accounting principles in the United States. They include the accounts of the Corporation and its wholly-owned subsidiary, American Institute of Formation Evaluation Co. ("AIFECO"). All significant intercompany balances and transactions have been eliminated in consolidation.

2. Organization and business:

        These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Corporation will continue in operations for the foreseeable future and will be able to realize its assets and discharge its obligations in the normal course of operations.

        At March 31, 2000 the Corporation is in the development stage, has a working capital deficiency, and has no history of generating cash flow from its operations. The Corporation intends to develop and market potable water throughout the southwest United States and has identified a number of sites which it believes will provide potable water, including a significant water reservoir in Nevada. In order to develop these sites the Corporation needs to acquire access rights and raise financing in order to commence drilling. Once developed, it is the intent of the Corporation to market the water from these sites, or in the event it is unsuccessful, to sell the water rights.

        During its development stage, the Corporation has funded its operating activities primarily by issuing equity and other financial instruments. The Corporation anticipates that funding of future activities will be provided by the completion of private placements of common stock for a minimum of $1.5 million. Subsequent to March 31, 2000 the Corporation completed private placements for Common Shares for total proceeds of $700,000 (see note 8). There can be no assurances, however, that the Corporation will be successful in completing additional private placements.

        In the event the private placement is not completed, the Corporation may incur additional short or long-term debt or seek to sell additional shares of common stock or stock purchase warrants, as deemed necessary by the Corporation, to generate working capital. There can be no assurance of the Corporation's ability to continue as a going concern. The application of the going concern concept is dependent upon the Corporation receiving the continued support of its shareholders, its ability to raise new capital and its ability to achieve a commercial level of production and sales and profitable operations.

3. Significant accounting policies:

  (a)
  Cash and cash equivalents:

          The Corporation considers deposits in banks and short-term investments with original maturities of three months or less as cash and cash equivalents.

  (b)
  Capital assets:

          Capital assets are stated at cost. Depreciation is provided using a rate of 20% on a declining balance basis.

  (c)
  Development costs:

          Costs incurred in the development of water projects are expensed in the period incurred.

  (d)
  Foreign currency translation:

          The functional currency of the Corporation is the U.S. dollar. Monetary assets and liabilities expressed in other currencies are translated at the year end rate and the resulting translation adjustments are recognized in income. Operating statement items are translated at the exchange rate in effect at the transaction date.

  (e)
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

  (f)
  Stock-based compensation:

          The Corporation uses the intrinsic value-based method of accounting for stock-based compensation. Under this method, the Corporation records no compensation expense for stock options granted when the exercise price for options granted is equal to the fair market value of the Corporation's stock on the date of grant.

  (g)
  Financial instruments:

          The book values of current monetary assets and liabilities approximate their fair values due to their short-term nature. Management does not consider it practical to determine the fair value of the advances from affiliated corporation due to the absence of specific terms as to interest and repayment (note 4).

  (h)
  Period from commencement of operations:

          April 1, 1992 is considered the commencement of the current development stage activities of the Corporation. Prior to this date, the subsidiary was involved in other unrelated activities. Accordingly, cumulative amounts from April 1, 1992 to March 31, 2000 have been reported in the statements of loss and deficit, cash flows and the share capital note.

  (i)
  Comparative figures:

          Certain of the comparative figures have been reclassified to conform with the current year's presentation.

4. Related party transactions:

        AIFE, American Institute of Formation Evaluation Ltd. ("AIFE Canada"), an affiliate, provides updates to the Corporation's licensed proprietary data base. During 2000 $nil (1999—$160,200) was charged by AIFE Canada for the updates, which costs are included in development expenses of the Corporation. In addition, $12,000 (1999—$12,000) of office expenses were allocated by AIFE Canada to the Corporation. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

        From time to time amounts are also advanced by AIFE Canada to the Corporation as and when required for operating purposes. There is, however, no obligation for AIFE Canada to make future advances. During 2000 $50,787 was repaid (1999—$98,291).

        On September 1, 1993 the Corporation acquired an exclusive 20 year license to use data owned by AIFE Canada to explore for water in the Continental United States. The license was acquired for $1 plus a license fee of 10% of the annual net cash flow from operations of the Corporation, to a maximum aggregate license fee of $1.5 million over the license term.

        The advances from affiliated corporation (AIFE Canada) of $691,131 (1999—$673,738) are non-interest bearing with no fixed terms of repayment and are classed as long-term as the affiliate has agreed not to demand repayment within the next year.

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

6. Share capital

  (a)
  Authorized:

          50,000,000 Preferred Shares with a par value of $.001 per share

          150,000,000 Common Shares with a par value of $.001 per share

  (b)
  Issued and outstanding:

	Number of Shares	Amount	Subscriptions Receivable
Issued and outstanding, April 1, 1992	12,300,000	$492	$—
Effective of Reverse split, October 23, 1993	(11,808,000)	—	—
Elimination of deficit	—	(492)	—
Shares issued in reverse takeover	4,500,000	325	15

Balance, March 31, 1994	4,992,000	325	15
Issued for cash	30,000	30	—
Amounts receivable collected	—	15	(15)

Balance March 31, 1995	5,022,000	370	—
Issued for cash and subscriptions receivable	235,000	220	15

Balance March 31, 1996	5,257,000	590	15
Issued for cash and subscriptions receivable	265,000	245	20

Balance March 31, 1997	5,522,000	835	35
Issued for cash and subscriptions receivable	151,000	126	25

Balance March 31, 1998	5,673,000	961	60
Issued on conversion of preferred shares	1,172,000	835,971	—
Issued on conversion of warrants	1,008,120	—	—
Issued for cash	326,000	119,078	—
Issued in exchange for reduction of amount due to affiliated corporation	80,000	35,500	—
Issued for consulting services rendered	300,000	—	—

Balance, March 31, 1999	8,559,120	991,510	—
Issued for cash	1,200,000	1,200	—
Value attributed to compensation expense on granting of stock options	—	100,000	—

Balance, March 31, 2000	9,759,120	$1,092,710	$—

          Amounts receivable are not included in share capital on the balance sheet until settled.

  (c)
  Conversion of preferred shares and warrants:

          During the year ended March 31, 1999 the Corporation offered its shareholders the opportunity to convert their preferred shares in AIFE to Common Shares in Southwestern Water Exploration Co. and to convert their warrants of Southwestern Water Exploration Co. to Common Shares in Southwestern Water Exploration Co. This resolution was passed by the Board of Directors on June 19, 1998. Due to the conversion of the preferred shares, the minority interest in the balance sheet has decreased to $24,975 representing those shareholders who do not wish to convert their AIFE preferred shares. The option attached to the outstanding warrants of the minority interest shares expired April 30, 1998 and no options were exercised.

  (d)
  Stock options:

          The Corporation has an incentive stock option plan which provides for the granting by the Board of Directors of stock options to directors and officers for the purchase of authorized but unissued Common Shares. On May 27, 1999 the Corporation granted options to acquire 500,000 Common Shares at an exercise price of $0.30 per share. These options are exercisable from the grant date up to May 27, 2002, the date of expiry. These options have been accounted for in compliance with APB Opinion 25. Compensation cost of $100,000 has been recorded in the Corporation's statement of loss and deficit.

          The Corporation has calculated the fair value of stock options granted to directors and officers under the minimum value method using the Black Scholes option pricing model with the following weighted-average assumptions:

Risk free interest rate	5.5%
Volatility	100%
Expected option life (in years)	3
Dividend yield	0%

          Had the Corporation determined compensation costs for options granted to directors and officers based on the fair value at the date of grant for its stock options under SFAS 123, the net loss would have been as reported in the following table. The Corporation has not recognized in income any amount for stock-based employee compensation expense. These pro forma loss amounts reflect compensation cost amortized over the options' vesting period.

  (d)
  Stock options (continued):

Net loss:
As reported	$176,500
Pro forma	261,500

Basic loss per Common Share:
As reported	$0.02
Pro forma	0.03

7. Income taxes:

        The Corporation has loss carry forwards for income tax purposes approximating its cumulative deficit. However, these may be subject to change following filing and assessment of current and prior year income tax returns with U.S. tax authorities.

8. Subsequent events:

        Pursuant to private placements of shares on various dates subsequent to March 31, 2000, the Corporation has issued 2,500,000 Common Shares for total proceeds of $700,000. Of the total shares issued, 500,000 Common Shares were issued at $0.10 per share with attached warrants to purchase an additional 500,000 Common Shares for two years at $0.50 per share; 1,000,000 Common Shares were issued at $0.25 with attached warrants to purchase an additional 1,000,000 Common Shares for two years at $0.50 per share; and 1,000,000 Common Shares were issued at $0.40 per share with attached warrants to purchase an additional 1,000,000 Common Shares for three years at $1.00 per share and an additional 1,000,000 Common Shares for three years at $1.50 per share.