Form 10QSB
period 2000-06-30
SOUTHWESTERN WATER EXPLORATION CO
filed 2002-07-26
CIK 819690

Use these links to rapidly review the document
SOUTHWESTERN WATER EXPLORATION CO. FORM 10-Q INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

☐	TRANSACTION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period than the registrant required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        As of July 1, 2002, the Registrant had 19,353,131 shares of its common stock outstanding.

        Transitional Small Business Disclosure Format: Yes ☐    No ☒

SOUTHWESTERN WATER EXPLORATION CO.
FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

June 30, 2000 and March 31, 2000

	June 30, 2000	March 31, 2000
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$—	$2,672
Capital assets, at cost less accumulated depreciation	3,191	3,359
License and other assets	201	201

	$3,392	$6,232

Liabilities and Shareholders' Deficiency
Current liabilities:
Cash overdraft	$255	$—
Accounts payable and accrued liabilities	94,939	99,752
Advances from shareholder	13,266	13,266

	108,460	113,018

Advances from affiliated corporation	702,064	691,131
Minority interest	24,975	24,975
Shareholders' deficiency:
Share capital	1,092,710	1,092,710
Deficit accumulated during development stage	(1,633,577)	(1,624,362)
Deficit accumulated prior to April 1, 1992	(291,240)	(291,240)

(832,107)	(822,892)

	$3,392	$6,232

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

For the Three Months ended June 30, 2000 and 1999
and for the Period from April 1, 1992 (Inception) to June 30, 2000

(UNAUDITED)

	Three months ended June 30,		Cumulative amounts from inception to June 30,
	2000	1999	2000
Interest revenue	$—	$10	$503
Expenses:
Compensation expense on granting of stock options	—	—	100,000
Consulting fees	—	—	31,573
Development	—	—	1,121,005
Office expense	8,792	3,925	137,053
Miscellaneous	175	59	2,409
Bank charges	80	43	7,853
Professional	—	533	200,317
Travel	—	2,724	22,609
Depreciation	168	210	11,261

	9,215	7,494	1,634,080

Net loss	(9,215)	(7,484)	(1,633,577)
Deficit, beginning of period	(1,915,602)	(1,739,102)	—

Deficit, end of period	$(1,924,817)	$(1,746,586)	$(1,633,577)

Net loss per common share	$(0.00)	$(0.00)

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months ended June 30, 2000 and 1999
And for the Period from April 1, 1992 (Inception) to June 30, 2000

(unaudited)

	Three months ended June 30,		Cumulative Amounts from inception to June 30,
	2000	1999	2000
Cash flows from (used in) operating activities:
Operations:
Net loss	$(9,215)	$(7,484)	$(1,663,577)
Items not involving cash:
Depreciation	168	210	11,261
Compensation expense on granting of stock options	—	—	100,000
Net change in non-cash operating working capital:
Accounts payable and accrued liabilities	(4,813)	10	94,940
	(13,860)	(7,264)	(1,427,376)
Financing:
Net advances from affiliated corporation	10,933	11,695	642,490
Loan to shareholder	—	(5,539)	—
Issuance of share capital	—	1,200	183,587
Increase (decrease) in cash overdraft	255	(87)	255
Minority interest	—	—	616,189

	11,188	7,269	1,442,521
Investments:
Purchase of capital assets	—	30	(15,145)

Increase in cash and cash equivalents	(2,672)	35	—
Cash and cash equivalents, beginning of period	2,672	—	—

Cash and cash equivalents, end of period	$—	$35	—

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2000

1.    Incorporation and basis of presentation:

        Southwestern Water Exploration Co. (the "Company") is incorporated under the laws of the State of Colorado and is planning to develop projects for the production of water reservoirs in the United States.

        These financial statements are presented using U.S. dollars as the functional and reporting currency and have been prepared in accordance with generally accepted accounting principles in the United States. The financial information included herein is unaudited. These interim financial statements follow the same accounting policies and methods of application as the most recent annual audited financial statements dated March 31, 2000, and should be read in conjunction with those financial statements. The disclosures herein are incremental to those included within the annual financial statements.

2.    Organization and business:

        These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operations for the foreseeable future and will be able to realize its assets and discharge its obligations in the normal course of operations.

        At June 30, 2000 the Company is in the development stage and has no history of generating cash flow from its operations. The Company intends to develop and market potable water throughout the southwest United States and has identified a number of sites, which it believes will provide potable water, including a significant water reservoir in Nevada and Colorado. In order to develop these sites the Company needs to acquire access rights and raise financing in order to commence drilling. Once developed, it is the intent of the Company to market the water from these sites, or in the event it is unsuccessful, to sell the water rights.

        During its development stage, the Company has funded its operating activities primarily by issuing equity. The Company anticipates that funding of future activities will continue to be provided by the completion of private placements of its common stock.

        There can be no assurance that the Company will be successful in raising additional equity or of the Company's ability to continue as a going concern. The application of the going concern concept is dependent upon the Company receiving the continued support of its shareholders, its ability to raise new capital and its ability to achieve a commercial level of production and sales and profitable operations.

3.    Related party transactions:

        From time to time amounts are also advanced by AIFE Canada to the Company as and when required for operating purposes. There is, however, no obligation for AIFE Canada to make future advances. During the quarter ended June 30, 2000, the Company received $10,933, net of repayments, from AIFE Canada, (1999—net advances from AIFE Canada of $11,695).

        The advances from AIFE Canada of $702,064 (March 31, 2000—$691,131) are non-interest bearing with no fixed terms of repayment and are classed as long-term as the affiliate has agreed not to demand repayment within the next year.

4.    Share capital:

  (a)
  Authorized: 50,000,000 preferred shares with a par value of $.001 per share and 150,000,000 common shares with a par value of $.001 per share.

  (b)
  Issued and outstanding:

	Number of Shares	Amount	Subscriptions Receivable
Issued and outstanding, April 1, 1992	12,300,000	$492	$—
Effective of reverse split, October 23, 1993	(11,808,000)	—	—
Elimination of deficit	—	(492)	—
Share issued in reverse takeover	4,500,000	325	15

Balance, March 31, 1994	4,500,000	325	15
Issued for cash	30,000	30	—
Amounts receivable collected	—	15	(15)

Balance, March 31, 1995	5,022,000	370	—
Issued for cash and subscriptions receivable	235,000	220	15

Balance, March 31, 1996	5,257,000	590	15
Issued for cash and subscriptions receivable	265,000	245	20

Balance, March 31, 1997	5,522,000	835	35
Issued for cash and subscriptions receivable	151,000	126	25

Balance, March 31, 1998	5,673,000	961	60
Issued on conversion of preferred shares	1,172,000	835,971	—
Issued on conversion of warrants	1,008,120	—	—
Issued for cash	326,000	119,078	—
Issued in exchange for reduction of amount due to affiliated corporation	80,000	35,500	—
Issued for consulting services rendered	300,000	—	—

Balance, March 31, 1999	8,559,120	991,510	—
Issued for cash	1,200,000	1,200	—
Value attributed to compensation expense on granting of stock options	—	100,000	—

Balance, March 31, 2000	9,759,120	1,092,710	—
Issued for cash	500,000	50,000	—
Issued for services rendered	—	—	—
Issued to correct prior period error	55,200	—	—
Value attributed to warrants issued for services rendered	—	—	—
Stock issuance costs	—	—	—
	10,314,320	1,142,710	—
Cash proceeds for shares received subsequent to June 30, 2000	—	(50,000)	—

Balance, June 30, 2000	10,314,320	$1,092,710	—

          During the quarter ended June 30, 2000, the Company issued 555,200 common shares comprised of: 55,200 shares to correct a prior period reconciliation and 500,000 shares for cash proceeds of $50,000 received subsequent to quarter end.

  (c)
  Warrants:

          During the quarter ended June 30, 2000, the Company issued 500,000 warrants, each warrant entitling the holder to acquire one share of the Company's common stock.

          The warrants issued and outstanding at June 30, 2000 were as follows:

Number of warrants	Exercise price	Expiration date
500,000	0.50	July 11, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this quarterly report for period ended June 30, 2000.

FORWARD-LOOKING STATEMENTS

        This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company intends the forward-looking statements throughout this quarterly report and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend," and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this report on Form 10-QSB and on numerous assumptions and developments that are not within our control. Although the Company believes these forward-looking statements are reasonable, the Company cannot assure you they will turn out to be correct. Actual results could be materially different from our expectations due to a variety of factors, including the following:

  •
  the Company's ability to obtain the water rights for identified water reserves;

  •
  the effect of federal and state regulations on exploration and drilling for deep water reserves;

  •
  state limitations imposed on the amount of water the Company may be able to extract from such reserves;

  •
  the cost of drilling and operating wells;

  •
  the Company's drilling efforts may be unsuccessful;

  •
  intense competition; and

  •
  the Company's limited operating history and continuing loss.

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

        As of June 30, 2000, the Company is in the development stage and has no history of generating cash flow from its operations. The Company intends to develop and market potable water throughout the southwest United States and has identified a number of sites which it believes will provide potable water, including a significant water reservoir in Nevada and other western states. In order to develop these sites and commence drilling the Company needs to acquire access rights and raise financing. Once developed, it is the intent of the Company to market the water from these sites, or in the event it is unsuccessful, to sell the water rights.

Results of Operation

        The Company did not earn any revenues during the three months ended June 30, 2000. Moreover, the Company does not anticipate earning revenues until such time as it has successfully acquired water rights and marketed the water or sold the water rights. The Company incurred operating expenses in the amount of $9,215 for the three months ended June 30, 2000, compared to $7,494 for the same period in 1999, all of which primarily are attributable to administrative expense. The Company has incurred operating losses and negative cash flow each quarter and each year since 1993. The Company's accumulated deficit was $1,624,362 and $1,924,817 at March 31, 2000 and June 30, 2000, respectively. The Company believes it will continue to experience net losses on a quarterly and annual basis.

Liquidity and Capital Resources

        During its development stage, the Company has funded its operating activities primarily by issuing equity and loans from shareholders and AIFE, American Institute of Formation Development, Ltd. ("AIFE Canada"), a Canadian corporation controlled by Steven Misner and Barbara McAllister, each of which are officers and directors of the Company. During the quarter ended June 30, 2000, the Company received $10,933 from AIFE Canada, net of repayments, as compared to $11,695 for the comparable period in 1999. See Note 3 to the Consolidated Unaudited Financial Statements—"Related party transactions."

        From March 31, 2000 through March 31, 2002, the Company has raised an aggregate of $2.5 million from a series of private placements to certain accredited investors, which the Company is currently using to pursue its leasing, drilling and marketing activities for the sites identified in Colorado. The Company anticipates that funding of future activities will continue to be provided by the completion of private placements of the Company's common stock.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is not a party to any legal proceedings that management believes to be material, and there are no such proceedings which are known to be contemplated.

ITEM 2. CHANGES IN SECURITIES

        On June 22, 2000, the Company sold to an accredited investor 500,000 units of its securities, for $0.10 per unit for aggregate proceeds of $50,000, which was received by the Company subsequent to the quarter ended June 30, 2000. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $0.50 per share and exercisable for two years. On June 28, 2002, the Company lowered the exercise price of the warrants underlying the units from $0.50 per share to $0.25 per share and extended the exercise period by an additional year until July 11, 2003.

        During the quarter ended June 30, 2000, the Company issued an additional 55,200 shares to an existing shareholder as an adjustment to the shareholder's original purchase of the Company's securities in fiscal year ended 1999. See Note 4 (b) to the Consolidated Unaudited Financial Statements—"Share Capital."

        The offers and sales set forth above were made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act and Regulation S and Regulation D adopted thereunder. No broker/dealers were involved in the sales and no commissions were paid. All of the purchasers are known to the Company's chief executive officer, Steven Misner, or were referred to him by other shareholders. Based upon written representations made by the purchasers, the Company believes that all of the purchasers were accredited investors at the time of their purchase. All purchasers represented that they purchased the securities for investment, and all certificates issued to the purchasers contained a restrictive legend advising that the shares represented by the certificates may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

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
(b)
Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the first quarter ended June 30, 2000.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southwestern Water Exploration Co.
Date: July 25, 2002	By:	/s/ STEVEN B. MISNER Steven B. Misner Chief Executive Officer
	By:	/s/ BARBARA MCALLISTER Barbara McAllister Chief Financial Officer (Principal Accounting Officer) and Director