Form 10QSB
period 2000-09-30
SOUTHWESTERN WATER EXPLORATION CO
filed 2002-07-26
CIK 819690

Use these links to rapidly review the document
SOUTHWESTERN WATER EXPLORATION CO. FORM 10-Q INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

☐	TRANSACTION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 33-16110-D

SOUTHWESTERN WATER EXPLORATION CO.
(Formerly Star Acquistitons Corporation)
(Exact name of small business issuer as specified in its charter)

COLORADO	84-1062895
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
4391 S. PEARL STREET LAS VEGAS, NEVADA	89121
(Address of principal executives offices)	(Zip Code)

(800) 661-9169
(Issuer's telephone number including area code)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period than the registrant required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        As of July 1, 2002, the Registrant had 19,353,131 shares of common stock outstanding.

        Transitional Small Business Disclosure Format: Yes ☐    No ☒

SOUTHWESTERN WATER EXPLORATION CO.
FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

September 30, 2000 and March 31, 2000

	September 30, 2000	March 31, 2000
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$176,661	$2,672
Capital assets, at cost less accumulated depreciation	3,023	3,359
License and other assets	201	201

	$179,885	$6,232
Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$89,001	$99,752
Advances from shareholder	13,266	13,266

	102,267	113,018
Advances from affiliated corporation	598,257	691,131
Minority interest	24,975	24,975
Shareholders' deficiency:
Share capital	1,548,973	1,092,710
Deficit accumulated during development stage	(1,803,347)	(1,624,362)
Deficit accumulated prior to April 1, 1992	(291,240)	(291,240)

	(545,614)	(822,892)

	$179,885	$6,232

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Six Months ended September 30, 2000 and 1999 and
For the period from April 1, 1992 (Inception) to September 30, 2000

(unaudited)

	Three months ended September 30,		Six months ended September 30,		Cumulative amounts from inception to September 30,
	2000	1999	2000	1999	2000
Interest revenue	$—	$—	$—	$10	$503
Expenses:
Compensation expense on granting of stock options	—	—	—	—	100,000
Financing fees	127,270	—	127,270	—	127,270
Consulting fees	1,682	—	1,682	—	33,255
Development	25,000	—	25,000	—	1,146,005
Office expense	12,080	3,860	20,872	7,785	149,133
Miscellaneous	183	(357)	358	(298)	2,592
Bank charges	87	59	167	102	7,940
Professional	—	4,677	—	5,210	200,317
Travel	3,300	—	3,300	2,724	25,909
Depreciation	168	210	336	420	11,429

	169,770	8,449	178,985	15,943	1,803,850

Net loss	(169,770)	(8,449)	(178,985)	(15,933)	(1,803,347)
Deficit, beginning of period	(1,924,817)	(1,746,586)	(1,915,602)	(1,739,102)	—

Deficit, end of period	$(2,094,587)	$(1,755,035)	$(2,094,587)	$(1,755,035)	$(1,803,347)

Net loss per common share	$0.02	$0.00	$0.02	$0.00

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three and Six Months ended September 30, 2000 and 1999 and
For the period from April 1, 1992 (Inception) to September 30, 2000

(Unaudited)

	Three months ended September 30,		Six months ended September 30,		Cumulative amounts from inception to September 30,
	2000	1999	2000	1999	2000
Cash flows from (used in) operating activities:
Operations:
Net loss	$(169,770)	$(8,449)	$(178,985)	$(15,933)	$(1,803,347)
Items not involving cash:
Depreciation	168	210	336	420	11,429
Stock issued for services	135,000	—	135,000	—	135,000
Warrants issued for services	63,249	—	63,249	—	63,249
Stock issuance costs	(40,986)	—	(40,986)	—	(40,986)
Compensation expense on granting of stock options	—	—	—	—	100,000
Net change in non-cash operating working capital:
Accounts payable and accrued liabilities	(5,938)	4,435	(10,751)	4,445	89,002

	(18,277)	(3,804)	(32,137)	(11,068)	(1,445,653)
Financing:
Net advances (repayment) from (to) affiliated corporation	(103,807)	(1,782)	(92,874)	9,913	538,683
Loan to shareholder	—	5,539	—	—	—
Issuance of share capital	299,000	—	299,000	1,200	482,587
Increase (decrease) in cash overdraft	(255)	42	—	(45)	—
Minority interest	—	—	—	—	616,189

	194,938	3,799	206,126	11,068	1,637,459
Investments:
Purchase of capital assets	—	(30)	—	—	(15,145)

Increase in cash and cash equivalents	176,661	(35)	173,989	—	176,661
Cash and cash equivalents, beginning of period	—	35	2,672	—	—

Cash and cash equivalents, end of period	$176,661	$—	$176,661	$—	$176,661

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2000

1.    Incorporation and basis of presentation:

        Southwestern Water Exploration Co. (the "Company") is incorporated under the laws of the State of Colorado and is planning to develop projects for the production of water reservoirs in the United States.

        These financial statements are presented using U.S. dollars as the functional and reporting currency and have been prepared in accordance with generally accepted accounting principles in the United States. The financial information included herein is unaudited. These interim financial statements follow the same accounting policies and methods of application as the most recent annual audited financial statements dated March 31, 2000, and should be read in conjunction with those financial statements. The disclosures herein are incremental to those included within the annual financial statements. These interim financial statements should be read in conjunction with the annual statements.

2.    Organization and business:

        These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operations for the foreseeable future and will be able to realize its assets and discharge its obligations in the normal course of operations.

        At September 30, 2000 the Company is in the development stage and has no history of generating cash flow from its operations. The Company intends to develop and market potable water throughout the southwest United States and has identified a number of sites that it believes will provide potable water, including a significant water reservoir in Nevada. In order to develop these sites the Company needs to acquire access rights and raise financing in order to commence drilling. Once developed, it is the intent of the Company to market the water from these sites, or in the event it is unsuccessful, to sell the water rights.

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

3.    Related party transactions:

        From time to time amounts are also advanced by AIFE Canada to the Company as and when required for operating purposes. There is, however, no obligation for AIFE Canada to make future advances. During the second quarter, the Company repaid $103,807, net of advances, to AIFE Canada, (1999—net repayment to AIFE Canada of $1,782).

        The advances from AIFE Canada of $598,257 (March 31, 2000—$691,131) are non-interest bearing with no fixed terms of repayment and are classed as long-term as the affiliate has agreed not to demand repayment within the next year.

4.    Share capital:

  (a)
  Authorized: 50,000,000 preferred shares with a par value of $.001 per share and 150,000,000 common shares with a par value of $.001 per share

  (b)
  Issued and outstanding:

	Number of shares	Amount	Subscriptions receivable
Issued and outstanding, April 1, 1992	12,300,000	$492	$—
Effective of reverse spilt, October 23, 1993	(11,808,000)	—	—
Elimination of deficit	—	(492)	—
Share issued in reverse takeover	4,500,000	325	15

Balance, March 31, 1994	4,992,000	325	15
Issued for cash	30,000	30	—
Amounts receivable collected	—	15	(15)

Balance, March 31, 1995	5,022,000	370	—
Issued for cash and subscriptions receivable	235,000	220	15

Balance, March 31, 1996	5,257,000	590	15
Issued for cash and subscriptions receivable	265,000	245	20

Balance, March 31, 1997	5,522,000	835	35
Issued for cash and subscriptions receivable	151,000	126	25

Balance, March 31, 1998	5,673,000	961	60
Issued on conversion of preferred shares	1,172,000	835,971	—
Issued on conversion of warrants	1,008,120	—	—
Issued for cash	326,000	119,078	—
Issued in exchange for reduction of amount due to affiliated corporation	80,000	35,500	—
Issued for consulting services rendered	300,000	—	—

Balance, March 31, 1999	8,559,120	991,510	—
Issued for cash	1,200,000	1,200	—
Value attributed to compensation expense on granting of stock options	—	100,000	—

Balance, March 31, 2000	9,759,120	1,092,710	—
Issued for cash	1,500,000	299,000	—
Issued for services rendered	620,000	135,000	—
Issued to correct prior period error	55,200	—	—
Value attributed to warrants issued for services rendered	—	63,249	—
Stock issuance costs	—	(40,986)	—

Balance, September 30, 2000	11,934,320	$1,548,973	$—

          During the quarter ended September 30, 2000, the Company issued 1,000,000 common shares for cash proceeds of $249,000.

          During the quarter ended September 30, 2000, the Company issued 620,000 shares for services rendered. These shares were recorded at their fair value at the date on which the agreement for services was entered in to, if determinable, or otherwise at the date the shares were issued. Stock issuance costs included $nil of shares issued and $40,979 of value attributed to warrants issued for services rendered.

  (c)
  Warrants:

          During the quarter ended September 30, 2000 the Company issued 1,730,000 warrants, each warrant entitling the holder to acquire one common share of the Company.

          The warrants issued and outstanding at September 30, 2000 were as follows:

Number of warrants	Exercise price	Expiration date
200,000	0.25	July 1, 2002
500,000	0.50	July 11, 2002
1,430,000	0.50	September 15, 2002
100,000	0.50	November 15, 2002

2,230,000

          730,000 of these warrants were issued for services rendered, the fair value of the warrants determined to be $63,249, calculated using the Black Scholes pricing model with the following weighted average assumptions:

Risk	6%
Volatility	100%
Life of the warrant	2 years
Dividend yield	—

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this quarterly report for period ended September 30, 2000.

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

        As of September 30, 2000, the Company is in the development stage and has no history of generating cash flow from its operations. The Company intends to develop and market potable water throughout the southwest United States and has identified a number of sites which it believes will provide potable water, including a significant water reservoir in Nevada and other western states. In order to develop and commence drilling these sites the Company needs to acquire access rights and raise financing. Once developed, it is the intent of the Company to market the water from these sites, or in the event it is unsuccessful, to sell the water rights.

Results of Operation

        The Company did not earn any revenues during the six months ended September 30, 2000. Moreover, the Company does not anticipate earning revenues until such time as it has successfully acquired water rights and marketed the water or sold the water rights. The Company had no revenues from operations for the three fiscal years ended March 31, 2000 and the six months ended September 30, 2000. The Company incurred expenses of $178,985 in the six months ended September 30, 2000 as compared to $15,943 in the same period in 1999. The increase in expense is due primarily to legal and accounting fees for services rendered during the fiscal year ended March 31, 2000.

        The Company has incurred operating losses and negative cash flow each quarter and each year since 1993. The Company's accumulated deficit was $1,624,362 and $2,094,587 at March 31, 2000 and September 30, 2000, respectively. The Company believes it will continue to experience net losses on a quarterly and annual basis until and unless the Company is able to generate or develop business revenues for which there is no future assurance.

Liquidity and Capital Resources

        During its development stage, the Company has funded its operating activities primarily by issuing equity as well as loans from shareholders and AIFE, American Institute of Formation Evaluation, Ltd. ("AIFE Canada"), a Canadian corporation controlled by Steven Misner and Barbara McAllister, each of which are officers and directors of the Company.

        During the three months ended September 30, 2000, the Company received an aggregate of $299,000 in proceeds from two private placements of the Company's securities. From March 31, 2000 through March 31, 2002, the Company has raised an aggregate of $2.5 million in additional funds from a series of private placements to certain accredited investors, which the Company is currently using to pursue its leasing, drilling and marketing activities for the sites identified in Colorado. The Company anticipates that funding of future activities will continue to be provided by the completion of private placements of its common stock.

        During the three months ended September 30, 2000, the Company repaid $103,807, net of advances, to AIFE Canada. On August 21, 2000, the Company's Board of Directors resolved to issue 2,979,880 shares of its common stock to AIFE Canada as repayment of $655,574 owed to AIFE Canada, at a value of $0.22 per share, which was determined by the Board to be the fair market value of the shares at that date. Currently, the Company has not issued such shares. See Note 3 to the Consolidated Unaudited Financial Statements—"Related party transactions."

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is not a party to any legal proceedings that management believes to be material, and there are no such proceedings which are known to be contemplated.

ITEM 2. CHANGES IN SECURITIES

        During the three months ended September 30, 2000 the Company issued the following securities in exchange for the services set forth below that were performed on behalf of the Company:

Date Issued	Name of Shareholder	Number of Shares & Warrants Issued	Services Rendered	Valuation of Services
9/18/00	Sidney Webb	50,000 shares	Engineering	$12,500
9/18/00	Tom Lenney	50,000 shares	Geological	$12,500
9/18/00	Valerie Kreuningen	10,000 shares	Secretarial	$2,500
9/18/00	Nina Moreau	10,000 shares	Secretarial	$2,500
9/18/00	Providence Capital	100,000 shares & warrants to purchase 100,000 shares at $0.50 per share	Financial consulting	$25,000
9/18/00	Eikon Inc.	200,000 shares & warrants to purchase 200,000 shares at $0.50 per share	Financial consulting	$50,000
7/1/00	Landmark Global Financial Corp.	100,000 shares & warrants to purchase 100,000 shares at $0.50 per share	Financial consulting	$15,000
7/1/00	Sinalta Investments	100,000 shares & warrants to purchase 100,000 shares at $0.50 per share	Financial consulting	$15,000

        The issuances of the foregoing securities were made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No broker/dealers were involved in the sale and no commissions were paid. Moreover, each of the individuals and entities represented to the Company that they acquired the securities for investment and not with a view to distribution. Mr. Lenney currently serves on the Company's Board of Directors and as its President.

        On September 18, 2000, the Company sold 1,000,000 units, each consisting of one share of common stock and one warrant to purchase an additional share at $0.35 per share for two years (the "Units"), to Sunrise Foundation Trust ("Sunrise") at a price of $0.25 per Unit for a total offering of $249,000. Although no broker/dealers were involved in the sale, the Company was obligated to issue a total of 230,000 Units to Mid-Ocean Investments, a Bermuda corporation ("Mid-Ocean"), as a finder's fee in connection with the Company's sale of securities to Sunrise. The Company issued the 230,000 warrants underlying the Units to Mid-Ocean on September 18, 2000, but the shares of common stock underlying the Units have not been issued to date.

        The offer and sale in the foregoing transactions were made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act and Regulation S and Regulation D adopted thereunder. Each of the purchasers represented that they acquired the Units for investment, and the certificates issued to each were impressed with a restrictive legend advising that the shares represented by the certificates may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration.

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
(b)
Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the third quarter ended September 30, 2000.

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