Form 10QSB
period 2000-12-31
SOUTHWESTERN WATER EXPLORATION CO
filed 2002-07-26
CIK 819690

Use these links to rapidly review the document
SOUTHWESTERN WATER EXPLORATION CO. FORM 10-Q INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

SOUTHWESTERN WATER EXPLORATION CO.
FORM 10-Q
INDEX

PART I	FINANCIAL INFORMATION
Item 1—Financial Statements
Consolidated Balance Sheet—December 31, 2000 (unaudited) and March 31, 2000 (audited)
Consolidated Statement of Operations—Three and Nine Months ended December 31, 2000 and 1999 and period April 1, 1992 (inception) to December 31, 2000 (unaudited)
Consolidated Statement of Cash Flows—Three and Nine Months ended December 31, 2000 and 1999 and period April 1, 1992 (inception) to December 31, 2000 (unaudited)
Notes to Consolidated Unaudited Financial Statements
Item 2—Management's Discussion and Analysis or Plan of Operations
PART II	OTHER INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

December 31, 2000 and March 31, 2000

	December 31, 2000	March 31, 2000
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$298,295	$2,672
Interest receivable	5,892	—

	304,187	2,672
Capital assets, at cost less accumulated depreciation	10,367	3,359
License and other assets	201	201

	$314,755	$6,232

Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$88,881	$99,752
Advances from shareholder	13,266	13,266

	102,147	113,018
Advances from affiliated corporation	670,541	691,131
Minority interest	24,975	24,975
Shareholders' deficiency:
Share capital	1,948,973	1,092,710
Deficit accumulated during development stage	(2,140,641)	(1,624,362)
Deficit accumulated prior to April 1, 1992	(291,240)	(291,240)

	(482,908)	(822,892)

	$314,755	$6,232

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Nine Months ended December 31, 2000 and 1999 and
For the period from April 1, 1992 (Inception) to December 31, 2000

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,		Cumulative Amount from inception to December 31,
	2000	1999	2000	1999	2000
Interest revenue	$8,082	$—	$8,082	$10	$8,585
Expenses:
Compensation expense on granting of stock options	—	—	—	—	100,000
Financing fees	715	—	127,985	—	127,985
Consulting fees	32,538	—	34,220	—	65,793
Development	237,816	272	262,816	272	1,383,821
Commission	20,055	—	20,055	—	20,055
Business taxes	1,273	—	1,273	—	1,273
Office expense	22,601	405	43,473	8,190	171,734
Salary	1,490	—	1,490	—	1,490
Miscellaneous	—	458	358	160	2,592
Bank charges	92	56	259	158	8,032
Professional	21,418	18,937	21,418	24,147	221,735
Travel	7,210	—	10,510	2,724	33,119
Depreciation	168	210	504	630	11,597

	345,376	20,338	524,361	36,281	2,149,226

Net loss	(337,294)	(20,338)	(516,279)	(36,271)	(2,140,641)
Deficit, beginning of period	(2,094,587)	(1,755,035)	(1,915,602)	(1,739,102)	—

Deficit, end of period	$(2,431,881)	$(1,775,373)	$(2,431,881)	$(1,775,373)	$(2,140,641)

Net loss per common share	$0.03	$0.00	$0.05	$0.00

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three and Nine Months ended December 31, 2000 and 1999 and
For the period from April 1, 1992 (Inception) to December 31, 2000

(unaudited)

	Three months ended December 31,		Nine months ended December 31,		Cumulative Amount from inception to December 31,
	2000	1999	2000	1999	2000
Cash flows from (used in) operating activities:
Operations:
Net loss	$(337,294)	$(20,338)	$(516,279)	$(36,271)	$(2,140,641)
Items not involving cash:
Depreciation	168	209	504	629	11,597
Stock issued for services	—	—	135,000	—	135,000
Warrants issued for services	—	—	63,249	—	63,249
Stock issuance costs	—	—	(40,986)	—	(40,986)
Compensation expense on granting of stock options	—	—	—	—	100,000
Net change in non-cash operating working capital:
Interest receivable	(5,892)	—	(5,892)	—	(5,892)
Accounts payable and accrued liabilities	(120)	15,119	(10,871)	19,564	88,882

	(343,138)	(5,010)	(375,275)	(16,078)	(1,788,791)
Financing:
Net advances from (repayment to) affiliated corporation	72,284	13,999	(20,590)	23,912	610,967
Loan to shareholder	—	(8,637)	—	(8,637)	—
Issuance of share capital	400,000	—	699,000	1,200	882,587
Increase (decrease) in cash overdraft	—	(42)	—	(87)	—
Minority interest	—	—	—	—	616,189

	472,284	5,320	678,410	16,388	2,109,743
Investments:
Purchase of capital assets	(7,512)	—	(7,512)	—	(22,657)

Increase in cash and cash equivalents	121,634	310	295,623	310	298,295
Cash and cash equivalents, beginning of period	176,661	—	2,672	—	—

Cash and cash equivalents, end of period	$298,295	$310	$298,295	$310	$298,295

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

December 31, 2000

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

        At December 31, 2000 the Company is in the development stage and has no history of generating cash flow from its operations. The Company intends to develop and market potable water throughout the southwest United States and has identified a number of sites, which it believes will provide potable water, including a significant water reservoir in Nevada. In order to develop these sites the Company needs to acquire access rights and raise financing in order to commence drilling. Once developed, it is the intent of the Company to market the water from these sites, or in the event it is unsuccessful, to sell the water rights.

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

3.    Related party transactions:

        AIFE, American Institute of Formation Evaluation Ltd. ("AIFE Canada"), an affiliate, provides updates to the Company's licensed proprietary database. During the third quarter $237,816 (2000—$nil) was charged by AIFE Canada for the updates, which costs are included in development expenses of the Company. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

        From time to time amounts are also advanced by AIFE Canada to the Company as and when required for operating purposes. There is, however, no obligation for AIFE Canada to make future advances. During the third quarter, the Company repaid $165,532, net of advances, to AIFE Canada, (1999—net advances from AIFE Canada of $13,999).

        The advances from AIFE Canada of $670,541 (March 31, 2000—$691,131) are non-interest bearing with no fixed terms of repayment and are classed as long-term as the affiliate has agreed not to demand repayment within the next year.

4.    Share capital:

  (a)
  Authorized:

  50,000,000 preferred shares with a par value of $.001 per share and 150,000,000 common shares with a par value of $.001 per share

  (b)
  Issued and outstanding:

	Number of shares	Amount	Subscriptions receivable
Issued and outstanding, April 1, 1992	12,300,000	$492	$—
Effective of reverse spilt, October 23, 1993	(11,808,000)	—	—
Elimination of deficit	—	(492)	—
Share issued in reverse takeover	4,500,000	325	15

Balance, March 31, 1994	4,992,000	325	15
Issued for cash	30,000	30	—
Amounts receivable collected	—	15	(15)

Balance, March 31, 1995	5,022,000	370	—
Issued for cash and subscriptions receivable	235,000	220	15

Balance, March 31, 1996	5,257,000	590	15
Issued for cash and subscriptions receivable	265,000	245	20

Balance, March 31, 1997	5,522,000	835	35
Issued for cash and subscriptions receivable	151,000	126	25

Balance, March 31, 1998	5,673,000	961	60
Issued on conversion of preferred shares	1,172,000	835,971	—
Issued on conversion of warrants	1,008,120	—	—
Issued for cash	326,000	119,078	—
Issued in exchange for reduction of amount due to affiliated corporation	80,000	35,500	—
Issued for consulting services rendered	300,000	—	—

Balance, March 31, 1999	8,559,120	991,510	—
Issued for cash	1,200,000	1,200	—
Value attributed to compensation expense on granting of stock options	—	100,000	—

Balance, March 31, 2000	9,759,120	1,092,710	—
Issued for cash	1,500,000	299,000	—
Issued for services rendered	620,000	135,000	—
Issued to correct prior period error	55,200	—	—
Value attributed to warrants issued for services rendered	—	63,249	—
Stock issuance costs	—	(40,986)	—
Cash proceeds received for shares issued subsequent to December 31, 2000	—	400,000	—

Balance, December 31, 2000	11,934,320	$1,948,973	$—
  (c)
  Warrants:

          During the quarter ended December 31, 2000 the Company issued 2,000,000 warrants, each warrant entitling the holder to acquire one common share of the Company.

          The warrants issued and outstanding at December 31, 2000 were as follows:

Number of warrants	Exercise price	Expiration date
200,000	0.25	July 1, 2002
500,000	0.50	July 11, 2002
1,430,000	0.50	September 15, 2002
100,000	0.50	November 15, 2002
1,000,000	1.00	October 1, 2003
1,000,000	1.50	October 1, 2003

4,230,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this quarterly report for period ended December 31, 2000.

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

General

        Southwestern Water Exploration Co. (the "Company"), formerly Star Acquisitions Company, was incorporated in the State of Colorado on July 10, 1987. The Company's activities from inception consisted primarily of reviewing possible business opportunities and acquisitions, and maintaining the business entity. The Company had only nominal net assets and no operational activities from the fiscal years 1987 through 1993 and all expenses incurred were solely related to maintaining the entity and reviewing potential business opportunities.

        As of December 31, 2000, the Company is in the development stage and has no history of generating cash flow from its operations. The Company intends to develop and market potable water throughout the southwest United States and has identified a number of sites which it believes will provide potable water, including a significant water reservoir in Nevada and other western states. In order to develop these sites and commence drilling the Company needs to acquire access rights and raise financing. Once developed, it is the intent of the Company to market the water from these sites, or in the event it is unsuccessful, to sell the water rights.

Results of Operation

        The Company has a limited operating history that makes an evaluation of its business operations and future prospects difficult. The Company had no revenues from operations for the three fiscal years ended March 31, 2000 and nine months ended December 31, 2000. The Company incurred expenses of $524,361 in the nine months ended December 31, 2000 as compared to $36,281 in the same period in 1999. The increase in expenses was primarily due to increased research and development expense of $237,816 incurred in connection with the Company's purchase of updates for its Database from AIFE, American Institute of Formation Institute ("AIFE Canada"), a Canadian Company controlled by Steven Misner and Barbara McAllister.

        Moreover, the Company has incurred operating losses and negative cash flow each quarter and each year since 1993. The Company's accumulated deficit was $1,624,362 and $2,431,881 at March 31, 2000 and December 31, 2000, respectively. The Company believes it will continue to experience net losses on a quarterly and annual basis until and unless the Company is able to generate or develop business revenues for which there is no future assurance.

Liquidity and Capital Resources

        During its development stage, the Company has funded its operating activities primarily by issuing equity as well as loans from shareholders. During the three months ended December 31, 2000, the Company received an aggregate of $400,000 in proceeds from the sale to an accredited investor of 1,000,000 units of the Company's securities, each of which consisted of one share of common stock and warrants to purchase one share of common stock at $1.00 per share and an additional share at $1.50 per share for three years.

        From March 31, 2000 through March 31, 2002, the Company has raised an aggregate of $2.25 million in additional funds from a series of private placements to certain accredited investors, which the Company is currently using to pursue its leasing, drilling and marketing activities for the sites identified in Colorado. The Company anticipates that funding of future activities will continue to be provided by the completion of private placements of its common stock.

        During the nine months ended December 31, 2000, the Company repaid $165,532, net of advances, to AIFE Canada as compared to $13,999 for the comparable period in 1999. In August 2000, the Company and AIFE agreed to convert $655,574 of the debt owed by the Company to AIFE Canada into 2,979,880 shares of the Company's common stock at $0.22 per share. As of the date hereof, the AIFE Canada debt has not been converted into shares of the Company's common stock.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is not a party to any legal proceedings that management believes to be material, and there are no such proceedings which are known to be contemplated.

ITEM 2. CHANGES IN SECURITIES

        On October 5, 2000, the Company sold 1,000,000 units, each consisting of one share of common stock and warrants to purchase one additional share at $1.00 per share and an additional share at $1.50 per share for three years (the "Units"), to an existing shareholder at a price of $.40 per Unit for a total offering of $400,000. This offer and sale was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act and Regulation D adopted thereunder. No broker/dealers were involved in the sale and no commissions were paid in connection with this transaction. The purchaser represented that the Units were acquired for investment, and the certificates issued were impressed with a restrictive legend advising that the shares represented by the certificates may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration.

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
  (b)
  Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the third quarter ended December 31, 2000.

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