Form 10KSB
period 2001-03-31
SOUTHWESTERN WATER EXPLORATION CO
filed 2002-08-08
CIK 819690

Use these links to rapidly review the document
Table of Contents 10-KSB

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2001
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 33-16110-D

SOUTHWESTERN WATER EXPLORATION CO.
(Formerly Star Acquisitions Corporation)
(Name of small business issuer in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	84-1062895 (IRS Employer Identification No.)
4391 S. PEARL STREET LAS VEGAS, NEVADA (Address of principal executives offices)	89121 (Zip Code)

(800) 661-9169
(Issuer's telephone number, including area code)

        Securities registered under Section 12(b) of the Exchange Act: NONE

        Securities registered under Section 12(g) of the Exchange Act: NONE

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☐ No ☒

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        For the fiscal year ended March 31, 2001 the issuer's revenues were approximately $18.

        The aggregate market value of the Registrant's voting stock held as of July 1, 2002 by non-affiliates of the Registrant was $15,028,336. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 7,514,168 shares of voting stock were held by non-affiliates. As of July 1, 2002, the Registrant had 19,353,131 shares of common stock outstanding.

        Documents Incorporated by Reference: See Part III, Item 13—"Exhibits and Reports on Form 8-K" for a listing of documents incorporated by reference into this annual report on Form 10-KSB.

        Transitional Small Business Disclosure Format: Yes ☐ No ☒

Table of Contents
10-KSB

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-KSB and the information incorporated by reference contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, the Company directs your attention to Part I—Item 1. "Business Description" and Part II—Item 6. "Management's Discussion and Analysis or Plan of Operation." The Company intends the forward-looking statements throughout the Annual Report on Form 10-KSB and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend," and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this report on Form 10-KSB and on numerous assumptions and developments that are not within the Company's control. Although the Company believes these forward-looking statements are reasonable, the Company cannot assure you they will turn out to be correct. Actual results could be materially different from our expectations due to a variety of factors, including the following:

  •
  the Company's ability to locate and utilize significant potable water reserves capable of being transported to the end user;

  •
  the Company's ability to obtain water rights to deep-water reserves;

  •
  the Company's ability to obtain government approvals to drill exploratory wells, construct pipelines and appropriate water;

  •
  the Company's ability to comply with current and future laws or regulations which could require material expenditures by the Company;

  •
  the Company's ability to obtain significant additional capital required to commence drilling, operate the wells, construct pipelines and storage facilities, and develop a marketing program for the sale of water to end users;

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

        Southwestern Water Exploration Co., formerly Star Acquisitions Corporation, was incorporated in the State of Colorado on July 10, 1987. On October 23, 1993, the Company acquired American Institute of Formation Evaluation Co., a Colorado corporation ("AIFECO"), as a wholly owned subsidiary in exchange for 4,500,000 shares of the Company's common stock. Prior to the acquisition, AIFECO was controlled by two of the Company's officers and directors, Steven Misner and Barbara McAllister. On November 12, 1993, the Company changed its name to Southwestern Water Exploration Co. As of March 31, 2001, the Company's principal offices were located at 1100 Rocky Mountain Plaza, 615 Macleod Trail, S.E., Calgary, Alberta T2G 4T8. In December 2001, the Company relocated its principal place of business to 4391 S. Pearl Street, Las Vegas, Nevada 89121.

        The Company is a development stage company engaged in the principal activity of exploring and producing potable water from deep aquifers throughout the American Southwest. The Company intends to accomplish its business plan by acquiring water rights to deep reservoirs in order to provide supplies of fresh water to cities, municipalities, and farmers in the Southwest. In connection with the Company's acquisition of AIFECO, the Company acquired a non-exclusive, limited license to a historical computerized database that contains information concerning water-bearing strata (the "Database") from AIFE Formation Evaluation, Ltd., a Canadian corporation ("AIFE Canada"), which is controlled by two of the Company's officers, Steven Misner and Barbara McAllister. See Part III—Item 12. "Certain Relationships and Related Transactions." The license expires in September 2013. Information in the Database, which dates to the 1950s, has been updated often by AIFE Canada. During fiscal years ended March 31, 1998 through March 31, 2000, the Company did not purchase additional test data from AIFE Canada due to insufficient cash resources and limited liquidity. However, the Company did obtain additional data in fiscal years ended March 31, 2001 and 2002.

Projects

        In August 1997, the Company identified a potential drilling site in Lincoln County, Nevada (the "Nevada Project"), which management believed could deliver water reserves to Clark County, Nevada, including the cities of Las Vegas, Henderson, and Laughlin. During fiscal year ended March 31, 2000, the Company retained a geology firm to undertake a detailed hydrogeological study of deep-water flow patterns to identify potential drill sites close to Las Vegas. The study concluded that a site, located approximately 80 miles from Las Vegas, was likely to contain deep-water reserves. However, in January 2001 management determined that the high cost of bringing the water to Las Vegas was impractical based upon the technology currently available. The Company has not abandoned its efforts to locate a site closer to Las Vegas and believes that the Database may provide information to locate additional sources of potable water from deep reservoirs elsewhere in Nevada.

        The Company has identified a number of additional sites, including sites in Colorado, Utah and New Mexico. The Company is currently focusing its exploration and development opportunities on three areas in Colorado (the "Colorado Project"). During fiscal year ended March 31, 2001, the Company completed detailed log work on various sites in Colorado and identified a large aquifer, estimated to be roughly 5.3 million acre-feet and from 20 to 56 feet thick. The Company has retained a land firm to assemble the water rights in this area for nontributary waters below 1500 feet and successfully achieved commitments for leases in excess of 30,000 acres. On March 24, 2002, management participated in drilling its first initial test on the exploratory site in Larimer County, Colorado ("Rehoboth #1"). After successfully reaching the target depth, the test indicated that the formation (aquifer) was water bearing. Two independent laboratories have conducted preliminary water analyses using primary Environmental Protection Agency ("EPA") guidelines and have concluded that the new aquifer found in Rehoboth #1 meets the primary EPA drinking water standards. Core analysis to determine the specific yield of the aquifer is still ongoing. In management's opinion, if sold outright, production from the Colorado Project may provide revenue from $3,000 to $12,000 per acre-foot.

        The Company is committed to its intention to extract water from additional well sites in Colorado and other states and to sell the water to large metropolitan communities. During the fiscal years ended March 31, 2001 and 2002, the Company raised approximately $2.5 million in a series of private placements with certain accredited investors in order to pursue its leasing, drilling and marketing activities.

Competition

        The Company has identified a number of governmental agencies, companies, individuals, and partnerships that market services similar to those of the Company, many of which are better capitalized than the Company. However, most of the Company's competitors have advocated strategies that focus on obtaining water from known water sources. There are relatively few proposals to deliver subsurface water to municipalities as contemplated by the Company. While the Company believes that the information from the Database provides it with a competitive advantage, there can be no assurance that the Company will be able to compete effectively with others to locate sources of potable water or to obtain favorable contracts for the sale of such water.

Risks Related to Government Regulation

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

        In addition, the construction of a pipeline to deliver water from the well site to the end user will also be subject to governmental regulation and approval with regard to property rights. The Company may need to purchase easements on property owned by federal or state governments, which would require the Company to obtain governmental approvals and comply with federal and state regulations, and may result in significant delays. The Company believes that construction of the pipeline and a pumping station can usually be financed by an issuance of public-sector bonds or other securities, which will also require governmental approval and compliance with federal and state regulations. Such financing may result in delays or render the Projects or other projects prohibitively expensive. Moreover, if the Company is unable to obtain such financing, the Company may be prevented from completing the Projects or other future projects.

        Nevada.    Under Nevada state law, the Nevada State Engineer (the "State Engineer") may issue a written waiver to the permit requirements for wells drilled to determine the availability or quality of water. The State Engineer may grant such a waiver upon a showing of good cause. While the Company initially believed that good cause existed to grant such a waiver because it would likely be drilling for water at a depth and in an area where there has been no prior drilling for deep water reserves of potable water, few western states have a legal framework to address deep aquifer mining, which, when addressed at all, is treated as being no different than other types of groundwater. Nevada laws required that the application be published in a newspaper of general circulation with notice given to the counties from which water would be diverted and to the counties to which it would be delivered. County commissioners would then review the application and provide comments to the State Engineer. Prior to granting the drilling permit, Nevada law permits comments from interested persons, which could result in an open forum consultation process that could result in indefinite delays. However, if the proposed use of the discovered unappropriated water does not tend to impair the value of existing rights and is not detrimental to the public interest, the State Engineer is required by statute (with some exceptions) to approve a permit application within one year, but may impose additional requirements, if necessary.

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

        Colorado.    According to Colorado laws and regulations, nontributary water in Colorado is devoted to beneficial use in amounts based upon conservation of the resource and protection of vested water rights. Nontributary ground water is allocated on the basis of ownership of the overlying land and an assumed aquifer life of 100 years. In general, the amount of nontributary ground water available for withdrawal is based on the quantity of water (excluding any artificial recharge) underlying the land owned or leased by the applicant. In addition, Colorado requires a permit to construct a well, or in the alternative, a decree from the Colorado Water Court determining rights to nontributary ground water. The Water Court also determines rights to nontributary ground water outside designated ground water basins. Permits are valid for one year only, but may be extended for an additional year upon a showing of good cause. An applicant that is not the owner of the overlying land can obtain a permit to withdraw nontributary ground water only if the landowner consents in writing to the applicant's withdrawal. A similar requirement applies to applications for determinations of rights to nontributary ground water filed with the Water Court.

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

Development

        For the period from March 31, 1998 to March 31, 1999, the Company expended $160,200 for development. Subsequently, the Company scaled back on development expenditure from prior years and did not incur any development expense during fiscal year ended March 31, 2000. For the years ended March 31, 2001 and 2002, the Company expended $237,816 and $84,000, respectively, for development expense in connection with updating the information contained in the Company's Database.

Employees

        As of March 31, 2001, the Company had no full-time employees. As of the date of the filing hereof, the Company has two full time employees at its corporate headquarters in Las Vegas, Nevada. The Company believes that relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

        As of March 31, 2001, the Company's principal place of business was Suite 1100A, 615 Macleod Trail, S.E., Calgary, Alberta, T2G 4T8. The Company rented this space for its executive office from AIFE Canada on a verbal month-to-month lease agreement for $1,000 per month. See Part III—Item 12.

"Certain Relationships and Related Transactions." As of March 31, 2001, the Company did not own or lease any other property.

        In September 2001, the Company terminated the lease arrangements with AIFE Canada and relocated its executive offices to 5A, 2500 4th Street S.W., Calgary, Alberta T2S1X6, at a monthly rate of US $1200 per month, which the Company believed to be market or below market rate for comparable office space. Although the Company continues to maintain its office in Calgary, in December 2001 the Company relocated its principal place of business to 4391 S. Pearl Street, Las Vegas, Nevada 89121. The Company leases approximately 500 square feet from Steven Misner, the Company's chief executive officer, at a monthly rate of $500 for a two-year term expiring December 1, 2003. The Company believes that the lease is at or below market rate for comparable office space. See Part III—Item 12. "Certain Relationships and Related Transactions."

        For information about the Company's water rights, please refer to Item 1. "Description of Business."

ITEM 3. LEGAL PROCEEDINGS.

        The Company is not a party to any legal proceedings that are not routine litigation incidental to the business nor are any such proceedings material to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        During the fourth quarter of the fiscal year ended March 31, 2001, the Company did not submit any matter to a vote of security holders through the solicitation of proxies or otherwise.

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

	High	Low
Fiscal Year 1999
Quarter Ending December 31, 1998	$1.25	$0.01
Quarter Ending March 31, 1999	$2.25	$0.07
Fiscal Year 2000
Quarter Ending June 30, 1999	$0.375	$0.0625
Quarter Ending September 30, 1999	$0.15625	$0.09375
Quarter Ending December 31, 1999	$0.50	$0.15625
Quarter Ending March 31, 2000	$0.3125	$0.15625
Fiscal Year 2001
Quarter Ending June 30, 2000	$0.25	$0.03
Quarter Ending September 30, 2000	$0.625	$0.03
Quarter Ending December 31, 2000	$0.55	$0.22
Quarter Ending March 31, 2001	$0.45	$0.25
Fiscal Year 2002
Quarter Ending June 30, 2001	$0.47	$0.35
Quarter Ending September 30, 2001	$0.47	$0.25
Quarter Ending December 31, 2001	$0.35	$0.25
Quarter Ending March 31, 2002	$0.85	$0.20
Fiscal Year 2003
First Quarter Ending June 30, 2002	$2.85	$0.85

The above information was obtained from the National Association of Security Dealers. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

        As of July 1, 2002, there were approximately 133 shareholders of record of the Company's common stock. On July 1, 2002, the closing price of the Company's common stock was $2.00 per share. The Company's Transfer Agent is Securities Transfer Corporation located in Dallas, Texas.

        The Company has never declared or paid dividends on its common stock and does not intend to pay dividends on its common stock in the foreseeable future. Instead, the Company will retain its earnings to finance the expansion of its business and for general corporate purposes.

Change in Securities

        In February 2001, the Company issued 200,000 units to Abe Janz as compensation for financial services rendered on behalf of the Company. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.50 per share. In March 2001, the Company authorized the issuance of 50,000 shares to Gary Beach as compensation for services as a member of the Company's Board of Directors, which were issued during fiscal 2002.

        In March 2001, the Company sold 500,000 units of its securities to an accredited investor for aggregate proceeds of $250,000. Each unit consisted of one share of common stock and warrants to purchase one share of common stock at $1.00 per share and one additional share at $2.00 per share. The securities underlying the units were issued during fiscal year 2002.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        The following discussion should be read in conjunction with the audited Consolidated Financial Statements included herein. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of this Annual Report on Form 10-KSB. Our actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors.

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

        The Company is a development stage company primarily engaged in the exploration, development and marketing of potable water throughout the American Southwest. In connection with the acquisition of AIFECO, the Company acquired access to a database, which the Company believes will provide surface drilling locations to mine deep (below 1500 ft) subsurface aquifers. The database provides specific information including surface location, depth(s) of aquifers, temperature, production capability, and mineral properties from wells previously drilled for hydrocarbons and subsequently abandoned. Once potential drilling sites are developed, the Company plans to market the water from the sites or, if the marketing effort proves unsuccessful, to sell the water rights to those sites.

PLAN OF OPERATION

        The Company raised approximately $2.5 million through private offerings to accredited investors during the fiscal years ended March 31, 2001 and 2002. The Company intends to continue using these funds to finance its exploration and drilling program. As of this date, the Company has identified a number of sites that it believes will provide potable water, including a significant water reservoir in Nevada, by utilizing the database. During fiscal year ended March 31, 2000, the Company believed a majority of its revenues, if any, would be generated by the Nevada project. More recently, however, the Company has refocused its exploration efforts on sites in Colorado, Utah and New Mexico, due primarily to the technical and regulatory difficulties involved in transporting water 80 miles from the Nevada drill site to Las Vegas.

RESULTS OF OPERATIONS YEAR ENDED MARCH 31, 2001, COMPARED TO YEAR ENDED MARCH 31, 2000.

        The Company incurred a net loss of $786,000 for the fiscal year ended March 31, 2001, as compared to $176,500 for the fiscal year 2000. This increased loss is due primarily to an increase in operating expenses in fiscal 2001 as the Company began to increase the scale of its operations. During 2000, the Company was largely dormant, and only incurred minor expenses, including those necessary to continue the Company as an operating concern. During 2001, the Company significantly increased its level of activity, primarily focusing on generating financing to fund future operations. During fiscal 2001, the Company incurred total development expenses of $284,016, financing fees of $246,810, and consulting fees of $84,975. In comparison, the Company incurred no development or financing expenses in 2000, and only incurred $1,359 in consulting expense. Office expense also increased to $85,695 in 2001 from $20,147 in 2000 as a result of this increased Company activity.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations since inception primarily through the net proceeds generated from the sale of common stock, and through loans and advances from stockholders. From inception through March 31, 2001, the Company received net cash proceeds from financing activities aggregating approximately $2.5 million from these transactions. During fiscal year 2001, the Company received net cash proceeds from financing activities of $947,473. As of March 31, 2001, the Company's working capital was approximately $339,918 as compared to $2,672 as of March 31, 2000. The Company's anticipated immediate liquidity and capital needs relate primarily to working capital, development costs, expenses incurred in seeking financing, and other general corporate requirements. Based on current plans, we believe the proceeds of the Company's offerings will provide sufficient capital resources for at least the next twelve months

        The Company has no history of generating cash flow from its operations, and had no revenues from operations for the three fiscal years ended March 31, 2001. Moreover, the Company does not anticipate earning revenue until such time as it has successfully acquired water rights and marketed the water or sold the water rights. The Company has incurred operating losses and negative cash flow each quarter and each year since 1993. During fiscal year ended March 31, 2001, the Company had a negative cash flow from operating activities of $538,028 and an accumulated deficit of $2,410,362. Management of the Company believes it will continue to experience net losses on a quarterly and annual basis for the foreseeable future.

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

        The Company's ability to pursue the Nevada and Colorado Projects and other projects and implement its business strategy is substantially dependent upon its ability to locate additional financing in significant quantities. The exact amount of additional financing required will depend on various factors including the following: the ability of the Company to enter into an agreement with a municipality or water provider, the speed with which the water extraction can be completed, the ability of the Company to arrange for transport of the water to the end user and the ability of the Company to obtain local, state and federal approvals. There can be no assurance that the Company will be able to obtain the funds necessary to exploit the Database, complete the Projects or otherwise conduct its business.

ITEM 7. FINANCIAL STATEMENTS

        The financial statements are filed as part of this Form 10-KSB immediately following the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        During the fiscal years ended March 31, 2000 and 2001, there have been no changes in or disagreements with the Company's principal independent accountant on accounting or financial disclosure. No principal independent accountant or subsidiary's independent accountant on whom the principal accountant has expressed reliance has resigned or been dismissed.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

        As of March 31, 2001, the Executive Officers and Directors of the Company were (1) Steven B. Misner, President and Director, (2) Barbara J. McAllister, Secretary, Chief Financial Officer and Director, and (3) Arthur Webb, Vice President of Operations and Director. Mr. Webb resigned his position as an officer and director of the Company in November 2001.

        As of the date hereof, the Executive Officers and Directors of the Company are:

Name and Addresses	Age	Position
Steven B. Misner	40	Chief Executive Officer and Director (President from September 1993 until October, 2001)
Thomas Lenney		President and Director
Barbara J. McAllister	63	Secretary, Chief Financial Officer and Director
Gary L. Beach	50	Director
David Hershberger		Director
Tor Boswick, Jr	35	Director

        All directors hold office until the next annual meeting of stockholders, and until they or their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

        Steven B. Misner.    Mr. Misner has served as a Director of the Company since October 1993 and as its Chief Executive Officer since October 2001. Mr. Misner served as the Company's President from October 1993 until October 2001. During the past six (6) years, Mr. Misner has served as the President of AIFE Canada. In 1989, Mr. Misner initiated research into the viability of utilizing underground water reservoirs that could meet the water requirements of the American Southwest. In 1986, Mr. Misner negotiated the acquisition of the Petroleum Research Corporation's database of the United States. In 1985, he initiated a Hydrodynamics Division to study underground waterflow patterns. In 1983, Mr. Misner spearheaded the acquisition of the Canadian database.

        Thomas Lenney.    Mr. Lenney has served as President, Chief Operating Officer and Director of the Company since October, 2001. During the past five (5) years, Mr. Lenney worked in the oil and gas exploration industry, working for British Petroleum as a principal geologist from September, 2000 until October, 2001 and for Vastar Resources as a principal geologist and exploration business analyst from January, 1997 until September, 2000. Mr. Lenney holds an MA in Geology from the State University of New York at Binghamton and a BA in Geology from Hamilton College

        Barbara J. McAllister.    Ms. McAllister has served as the Secretary, Chief Financial Officer, and as a Director of the Company since October, 1993. During the past six (6) years, Ms. McAllister has also been the Executive Vice President and Treasurer of AIFE Canada. Ms. McAllister has a wide range of administrative skills acquired through former employment as an educator, businesswoman, and realtor. She has worked extensively overseas during her involvement in the petroleum industry. Ms. McAllister received her graduate degrees from the University of Calgary, in Calgary, Alberta.

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

        J. David Hershberger.    Mr. Hershberger became a director of the Company in June, 2002. Since the spring of 2002, Mr. Hershberger has served as Corporate Counsel for Intrado, Inc., an operational support services software company in Boulder, Colorado. From 1997 to 2001 he worked as an attorney for two prominent Denver, CO law firms. Mr. Hershberger received a B.S.B.A., J.D. and M.B.A from Washington University in St. Louis, and a LL.M. from the Georgetown University Law Center.

        Tor Boswick, Jr.    Mr. Boswick became a director of the Company in June, 2002. He currently serves as the Chief Executive Officer of Mi4e, Inc., an early stage wireless infrastructure software developer. From 1999 to 2001, he served as the Vice Chairman of FoodTrader.com, a business to business exchange for the food industry, and from 1998 to 1999, he was a founder of and served as Chief Executive Officer and Chairman of Enhance Surgical, a company that focused on the acquisition and management of cosmetic surgery centers.

        Arthur Webb.    Mr. Webb served as a director of the Company since October, 1993 and Vice President of Operations since 1995, until his resignation from both positions in November 2001. During the past twenty-five (25) years, Mr. Webb has been the owner and served as the President of A.J. Webb Oilfield Consultants and A&M Enterprises, Inc.

ITEM 10. EXECUTIVE COMPENSATION.

        For the fiscal year ended March 31, 2001, no direct compensation was paid to any officer or director. On May 27, 1999, the Company granted options to purchase an aggregate of 500,001 shares of its common stock to directors and officers of the Company pursuant to the Company's 1999 Performance Stock Option Plan, all of which have been exercised as of the date hereof.

        The following table sets forth the information concerning the stock options granted during the fiscal year ended March 31, 2001 to the executives and directors identified below.

Name	Options Granted (Shares)	Percentage of Total Granted to Employees in FY ended 3/31/00	Exercise Price (Per Share)	Expiration Date
Steven Misner	166,667	33.3%	$0.30	May 27, 2002
Barbara McAllister	166,667	33.3%	$0.30	May 27, 2002
Arthur Webb	166,667	33.3%	$0.30	May 27, 2002

ITEM 11. OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2002, with respect to (i) each of our directors and the Named Executive Officers; (ii) each stockholder known by us to be the beneficial owner of 5% or more of our common stock; (iii) all of our executive officers and directors as a group. Unless otherwise indicated, the address for each person or entity below is c/o Southwestern Water Exploration Co., 4391 S. Pearl Street, Las Vegas, Nevada 89121.

        Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. As indicated below, Mr. Low is deemed to be the beneficial owner of 25.7% of the company's common stock. This ownership is comprised of 2,000,000 shares of common stock (10.3% of currently issued and outstanding stock) and 4,000,000 shares of common stock that are issuable upon exercise of outstanding warrants. (See footnote 4 below.)

        Except as indicated by footnote and except for community property laws where applicable, the persons named in the table below have voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 19,353,131 shares of common stock outstanding as of March 31, 2002.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Steven B. Misner(1)*	4,092,283	18.18%
Barbara J. McAllister(2)*	4,393,814	19.52%
Gary L. Beach*	50,000	0.26%
Thomas Lenney(3)**	350,000	1.8%
David Hershberger**	0	0%
Tor Boswick Jr.**	0	0%
Landmark Global Financial Corporation(4)	1,169,228	6.0%
Antebi Children's Insurance and Other Trust	1,200,000	6.2%
Nathan A. Low(5)	6,000,000	25.7%
Providence Capital Corporation(6)	1,250,000	6.2%
Mid-Ocean Investments Ltd.(7)	2,505,191	11.86%
Goeffrey Shulman(8)	1,500,000	7.37%
Executive Officers and Directors As a Group (6 persons)(9)	5,906,217	25.99%

*
Mr. Beach, Mr. Misner and Ms. McAllister served as members of the Board of Directors as of March 31, 2001 and remain directors as of the time of this filing.

**
Mr. Hershberger, Mr. Boswick and Mr. Lenney were not directors as of March 31, 2001 but have since become directors and currently serve on the Board at the time of this filing.

(1)
Consists of (i) 945,736 shares of common stock, (ii)166,667 shares of common stock underlying immediately exercisable options and (iii) 2,979,880 shares of common stock authorized for issuance to AIFE, American Institute of Formation Evaluation, Ltd., a Canadian corporation owned and controlled by Steve Misner and Barbara McAllister ("AIFE"), in connection with the conversion of the Company's debt owed to AIFE. See "Certain Relationships and Related Transactions."

(2)
Includes (i) 1,247,267 shares of common stock, (ii)166,667 shares of common stock underlying immediately exercisable options and (iii) 2,979,880 shares of common stock authorized for issuance to AIFE, which is owned and controlled by Steve Misner and Barbara McAllister, in connection with the conversion of the Company's debt owed to AIFE. See "Certain Relationships and Related Transactions."

(3)
Includes 50,000 shares of common stock underlying immediately exercisable options.

(4)
Includes 100,000 shares of common stock underlying immediately exercisable warrants held by Landmark Global Corporation, a Canadian corporation. The address for Landmark Global Corporation is Roslyn Bldg., Suite 500, 400 5 Avenue S.W., Calgary, Alberta T2P0L6.

(5)
Consists of (i)1,428,571 shares of common stock and an additional 2,857,142 shares of common stock underlying currently exercisable warrants held by Mr. Low, of which 1,428,571 are exercisable at $1.50 per share and 1,428,571 at $3.00 per share; and (ii) 571,429 shares of common stock and an additional 1,142,858 shares of common stock underlying currently exercisable warrants held by Nathan and Ruth Low as joint tenants with right of survivorship, of which 571,429 are exercisable at $1.50 and 571,429 at $3.00. The amount and percentage attributed to Mr. Low excludes 2,000,000 shares of common stock and currently exercisable warrants to purchase an additional

  3,000,000 shares of common stock held by the Sunrise Foundation Trust of which Mr. Low is a trustee. Mr. Low disclaims beneficial ownership of shares owned by the Sunrise Foundation Trust. In addition, the number and percentage attributed to Mr. Low excludes 2,285,715 shares of common stock and 4,571,430 shares underlying currently exercisable warrants held by the Nathan A. Low Family Trust for the benefit of Mr. Low's minor children. Mr. Low disclaims beneficial ownership of shares owned by the Nathan A. Low Family Trust.

(6)
Consists of (i) 250,000 shares of common stock and 600,000 shares of common stock underlying warrants held by Providence Capital Corporation, 100,000 of which are currently exercisable at $0.50 per share, 250,000 currently exercisable at $1.00 per share, 250,000 currently exercisable at $1.50 per share; (2) 200,000 shares of common stock and 200,000 shares of common stock underlying warrants currently exercisable at $0.50 per share held by Abe Janz and James Ladner and controlled by Mr. Janz. Mr. Janz is an officer and director of Providence Capital Corporation.

(7)
Includes (i) an aggregate of 1,495,174 shares of common stock underlying currently exercisable warrants, with the following exercise prices: 500,000 at $0.25 per share; 230,000 at $0.50 per share; 40,000 at $1.00 per share; 40,000 at $2.00 per share; 342,587 at $1.50 per share; and 342,587 at $3.50 per share; and (ii) 270,000 shares of common stock authorized for issuance to Mid-Ocean, but have not been issued as of the date of the filing hereof. Mid-Ocean Investments is controlled by Tor Boswick, Sr., the father of Tor Boswick, Jr., who currently serves as on the Company's Board of Directors. The address for Mid-Ocean Investments is 4th Floor Jardine Bldg., 33 Reid St., Hamilton, Bermuda.

(8)
Includes 1,000,000 shares of common stock underlying warrants, 500,000 of which are currently exercisable at $1.00 per share and 500,000 at $2.00 per share.

(9)
Includes an aggregate of 383,334 shares of common stock issuable upon the exercise of outstanding stock options and 2,979,880 shares of common stock authorized for issuance to AIFE.

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

        AIFE Canada has from time to time advanced funds to the Company which were used for working capital. On August 21, 2000, the Company's Board of Directors resolved to issue 2,979,880 shares of its common stock to AIFE Canada as repayment of $655,574 owed to AIFE Canada, at a value of $0.22 per share, which was determined by the Board to be the fair market value of the shares at that date. Currently, the Company has not issued such shares. See Note 4 to the Consolidated Audited Financial Statements—"Related party transactions."

        As of March 31, 2002, the Company owed $17,303 to AIFE Canada. During fiscal years ended March 31, 1999, 2000 and 2001, the Company repaid AIFE Canada $98,291, $50,000 and $239,329 (net of advances), respectively. The amounts advanced by AIFE Canada are not evidenced by a written instrument, do not bear interest and have no fixed maturity date.

        In December 2001, the Company relocated its principal place of business to Las Vegas, Nevada and currently leases approximately 500 square feet from Steven Misner, the Company's chief executive officer, at a monthly rate of $500 for a two year term, which the Company believes to be market or below market rate for comparable office space.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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
10.2	1999 Performance Stock Option Plan
10.2(a)	Amendment No. 1 to 1999 Performance Stock Option Plan
10.3	Employment Agreement dated October 10, 2001, by and between the Registrant and Thomas Lenney.
10.3(a)	Amendment to the Employment Agreement by and between the Registrant and Thomas Lenney, effective June 29, 2002.
99.1	Miscellaneous Exhibit
99.2	Miscellaneous Exhibit
  (b)
  Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 2001.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWESTERN WATER EXPLORATION CO.
Date: August 7, 2002	By:	/s/ STEVEN B. MISNER Steven B. Misner Chief Executive Officer

        In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the undersigned, thereunto duly authorized.

Date: August 7, 2002	By:	/s/ STEVEN B. MISNER Steven B. Misner Chief Executive Officer and Director
Date: August 7, 2002	By:	/s/ THOMAS LENNEY Thomas Lenney President and Director
Date: August 7, 2002	By:	/s/ BARBARA J. MCALLISTER Barbara J. McAllister Secretary, Chief Financial Officer and Director
Date: August 7, 2002	By:	/s/ GARY L. BEACH Gary L. Beach Director
Date: August 7, 2002	By:	/s/ J. DAVID HERSHBERGER J. David Hershberger Director
Date: August 7, 2002	By:	/s/ TOR BOSWICK, JR. Tor Boswick, Jr. Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT
BY NON-REPORTING ISSUERS

        The issuer has not furnished any annual reports or proxy statements to its security holders.

INDEPENDENT AUDITORS' REPORT

        We have audited the accompanying consolidated balance sheets of Southwestern Water Exploration Co. as at March 31, 2001 and 2000 and the related consolidated statements of loss and deficit and cash flows for the years then ended and for the period from commencement of operations on April 1, 1992 to March 31, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Water Exploration Co. as at March 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended and for the period from commencement of operations on April 1, 1992 to March 31, 2001 in conformity with United States generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Corporation has incurred recurring losses from operations and has a net shareholders' deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are disclosed in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(Signed) "KPMG LLP"

Chartered Accountants

Calgary, Canada
February 19, 2002

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)

Consolidated Balance Sheets

March 31, 2001 and 2000

(Expressed in U.S. Dollars)

	2001	2000
Assets
Current assets:
Cash and cash equivalents	$403,424	$2,672
Interest receivable	1,794	—

	405,218	2,672
Capital assets, at cost less accumulated depreciation of $11,765 (2000—$11,093)	11,380	3,359
License and other assets	201	201

	$416,799	$6,232

Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$52,034	$99,752
Advances from shareholder	13,266	13,266

	65,300	113,018
Advances from affiliated corporation (note 4)	34,045	691,131
Minority interest (note 5)	24,975	24,975
Shares to be issued (note 6(c))	1,417,559	—
Shareholders' deficiency:
Share capital (note 6)	1,576,522	1,092,710
Deficit accumulated during development stage	(2,410,362)	(1,624,362)
Deficit accumulated prior to April 1, 1992	(291,240)	(291,240)

	(1,125,080)	(822,892)
Future operations (note 2)
Subsequent events (notes 6(b) and 8)

	$416,799	$6,232

See accompanying notes to consolidated financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)

Consolidated Statements of Loss and Deficit

(Expressed in U.S. Dollars)

			Period from commencement of operations on April 1, 1992 to March 31, 2001
	Years ended March 31,
	2001	2000
			(note 3)
Interest revenue	$8,956	$18	$9,459
Expenses:
Development	284,016	—	1,405,021
Financing fees	246,810	—	246,810
Consulting fees	84,975	1,359	116,548
Office expense	85,695	20,147	213,956
Professional	51,612	47,912	251,929
Commission	20,055	—	20,055
Travel	14,273	6,040	36,882
Salary	2,801	—	2,801
Business taxes	2,361	—	2,361
Miscellaneous	1,212	—	3,446
Depreciation	672	840	11,765
Bank charges	474	220	8,247
Compensation expense on granting of stock options	—	100,000	100,000

	794,956	176,518	2,419,821

Net loss	(786,000)	(176,500)	(2,410,362)
Deficit, beginning of period	(1,624,362)	(1,447,862)	—

Deficit, end of period	$(2,410,362)	$(1,624,362)	$(2,410,362)

Net loss per common share	$(0.07)	$(0.02)

See accompanying notes to consolidated financial statements.

SOUTHWESTERN WATER EXPLORATION
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

			Period from commencement of operations on April 1, 1992 to March 31, 2001
	Years ended March 31,
	2001	2000
			(note 3)
Cash provided by (used in):
Operating activities:
Net loss	$(786,000)	$(176,500)	$(2,410,362)
Items not involving cash:
Depreciation	672	840	11,765
Stock issued for services	235,000	—	235,000
Warrants issued for services	61,810	—	61,810
Compensation expense on granting of stock options	—	100,000	100,000
Net change in non-cash operating working capital:
Interest receivable	(1,794)	—	(1,794)
Accounts payable and accrued liabilities	(47,716)	46,560	52,037

	(538,028)	(29,100)	(1,951,544)
Financing activities:
Advances from affiliated corporation	311,483	68,180	1,103,691
Repayment of advances from affiliated corporation	(312,995)	(50,787)	(486,912)
Advances from shareholder	—	13,266	13,266
Issuance of share capital	299,000	1,200	482,587
Shares to be issued	649,985	—	649,985
Decrease in cash overdraft	—	(87)	—
Minority interest	—	—	616,189

	947,473	31,772	2,378,806
Investing activities:
Purchase of capital assets	(8,693)	—	(23,838)

Increase in cash and cash equivalents	400,752	2,672	403,424
Cash and cash equivalents, beginning of period	2,672	—	—

Cash and cash equivalents, end of period	$403,424	$2,672	$403,424

See accompanying notes to consolidated financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended March 31, 2001 and 2000

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

2.    Future operations:

        These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Corporation will continue in operations for the foreseeable future and will be able to realize its assets and discharge its obligations in the normal course of operations.

        At March 31, 2001 the Corporation is in the development stage and has no history of generating cash flow from its operations. The Corporation intends to develop and market potable water throughout the southwest United States and has identified a number of sites which it believes will provide potable water, including a significant water reservoir in Nevada. In order to develop these sites the Corporation needs to acquire access rights and raise financing in order to commence drilling. Once developed, it is the intent of the Corporation to market the water from these sites, or in the event it is unsuccessful, to sell the water rights.

        During its development stage, the Corporation has funded its operating activities primarily by issuing equity. The Corporation anticipates that funding of future activities will continue to be provided by the completion of private placements of common stock. During 2001 the Corporation raised $949,000 from private placements and subsequent to March 31, 2001 the Corporation completed private placements for total proceeds of $1,500,000 (see note 8).

        The funds raised in 2001 and subsequent will not be sufficient to fund the Corporation's continued development activities and it will continue to seek additional equity financing. There can be no assurance that the Corporation will be successful in raising additional equity or of the Corporation's ability to continue as a going concern. The application of the going concern concept is dependent upon the Corporation receiving the continued support of its shareholders, its ability to raise new capital and its ability to achieve a commercial level of production and sales and profitable operations.

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

  (g)
  Income taxes:

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (h)
  Financial instruments:

          The book values of current monetary assets and liabilities approximate their fair values due to their short-term nature. Management does not consider it practical to determine the fair value of the advances from affiliated corporation due to the absence of specific terms as to interest and repayment (note 4).

  (i)
  Period from commencement of operations:

          April 1, 1992 is considered the commencement of the current development stage activities of the Corporation. Prior to this date, the subsidiary was involved in other unrelated activities. Accordingly, cumulative amounts from April 1, 1992 to March 31, 2001 have been reported in the statements of loss and deficit, cash flows and the share capital note.

  (j)
  Comparative figures:

          Certain of the comparative figures have been reclassified to conform with the current year's presentation.

4.    Related party transactions:

        AIFE, American Institute of Formation Evaluation Ltd. ("AIFE Canada"), an affiliate, provides updates to the Corporation's licensed proprietary database. During 2001 $237,816 (2000—$nil) was charged by AIFE Canada for the updates, which costs are included in development expenses of the Corporation. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

        From time to time amounts are also advanced by AIFE Canada to the Corporation as and when required for operating purposes. There is, however, no obligation for AIFE Canada to make future advances. During 2001, the Corporation repaid $239,329, net of advances, to AIFE Canada. (2000—net advances from AIFE Canada of $11,753).

        During 2001, the Corporation agreed to issue 2,979,880 common shares to AIFE Canada, extinguishing $655,574 of net amounts due to AIFE Canada (see note 6(b)).

        The advances from AIFE Canada of $33,645 (2000—$691,131) are non-interest bearing with no fixed terms of repayment and are classed as long-term as the affiliate has agreed not to demand repayment within the next year.

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

6.    Share capital:

  (a)
  Authorized:

    50,000,000 preferred shares with a par value of $.001 per share
    150,000,000 common shares with a par value of $.001 per share

  (b)
  Issued and outstanding:

	Number of shares	Amount	Subscriptions receivable
Issued and outstanding, April 1, 1992	12,300,000	$492	$—
Effective of reverse split, October 23, 1993	(11,808,000)	—	—
Elimination of deficit	—	(492)	—
Shares issued in reverse takeover	4,500,000	325	15

Balance, March 31, 1994	4,992,000	325	15
Issued for cash	30,000	30	—
Amounts receivable collected	—	15	(15)

Balance March 31, 1995	5,022,000	370	—
Issued for cash and subscriptions receivable	235,000	220	15

Balance March 31, 1996	5,257,000	590	15
Issued for cash and subscriptions receivable	265,000	245	20

Balance, March 31, 1997	5,522,000	835	35
Issued for cash and subscriptions receivable	151,000	126	25

Balance, March 31, 1998	5,673,000	961	60
Issued on conversion of preferred shares	1,172,000	835,971	—
Issued on conversion of warrants	1,008,120	—	—
Issued for cash	326,000	119,078	—
Issued in exchange for reduction of amount due to affiliated corporation	80,000	35,500	—
Issued for consulting services rendered	300,000	—	—

Balance, March 31, 1999	8,559,120	991,510	—
Issued for cash	1,200,000	1,200	—
Value attributed to compensation expense on granting of stock options	—	100,000	—

Balance, March 31, 2000	9,759,120	1,092,710	—
Issued for cash	1,500,000	299,000	—
Issued for services rendered	820,000	215,000	—
Issued to correct prior period error	55,200	—	—
Value attributed to warrants issued for services rendered	—	102,789	—
Stock issuance costs	—	(132,979)	—

	12,134,320	$1,576,520	$—

          During 2001, the Corporation issued 1,500,000 common shares for cash proceeds of $299,000.

          During 2001 the Corporation issued 820,000 shares for services rendered. These shares were recorded at their fair value at the date on which the agreement for services was entered in to, if determinable, or otherwise at the date the shares were issued. Stock issuance costs included $92,000 of shares issued and $39,947 of value attributed to warrants issued for services rendered.

  (c)
  The Corporation received $649,985 cash proceeds prior to March 31, 2001 for 1,500,000 common shares issued in April 2001.

          The Corporation authorized for issuance 280,000 shares for services rendered during 2001 but which were not yet issued at March 31, 2001. The fair value of these shares was $112,000, of which $92,000 has been included in stock issuance costs.

          On August 21, 2000, the Board of Directors resolved to issue 2,979,880 common shares to AIFE Canada as repayment of $655,574 of amounts owing to AIFE Canada. The value of $.22 per share issued was determined by the Board to be the fair value of the common shares at that date. The shares have not yet been issued.

  (d)
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

  (e)
  Stock options:

          The Corporation has an incentive stock option plan, which provides for the granting by the Board of Directors of stock options to directors and officers for the purchase of authorized but unissued common shares. On May 27, 1999 the Corporation granted options to acquire 500,000 common shares at an exercise price of $0.30 per share. These options are exercisable from the grant date up to May 27, 2002, the date of expiry. These options have been accounted for in compliance with APB Opinion 25. Compensation cost of $100,000 has been recorded in the Corporation's 2000 statement of loss and deficit.

          The Corporation has calculated the fair value of stock options granted to directors and officers in 2000 under the minimum value method using the Black Scholes option pricing model with the following weighted-average assumptions:

Risk free interest rate	5.5%
Volatility	100%
Expected option life (in years)	3
Dividend yield	0%

          Had the Corporation determined compensation costs for options granted to directors and officers based on the fair value at the date of grant for its stock options under SFAS 123, the 2000 net loss would have been as reported in the following table. The Corporation has not recognized in income any amount for stock-based employee compensation expense. These pro forma loss amounts reflect compensation cost amortized over the options' vesting period.

Net loss:
As reported	$176,500
Pro forma	261,500
Basic loss per common share:
As reported	$.02
Pro forma	.03
  (g)
  Warrants:

          During the year ended March 31, 2001 the Corporation issued 4,430,000 warrants, each warrant entitling the holder to acquire one common share of the Corporation.

          The warrants issued and outstanding at March 31, 2001 were as follows:

Number of warrants	Exercise price	Expiration date
200,000	$0.25	July 1, 2002
500,000	0.50	July 11, 2002
1,430,000	0.50	September 15, 2002
200,000	0.50	November 15, 2002
100,000	0.50	April 14, 2003
1,000,000	1.00	October 1, 2003
1,000,000	1.50	October 1, 2003

4,430,000

          930,000 of these warrants were issued for services rendered, the fair value of the warrants determined to be $102,789 calculated using the Black Scholes pricing model with the following weighted average assumptions:

Risk free interest rate	6%
Volatility	100%
Life of the warrant	2 years
Dividend yield	0%

7.    Income taxes:

        The provision for income taxes differs from the amount obtained by applying the combined federal and state income tax rates to net loss for the years ended March 31, 2001 and 2000, respectively, as follows:

	2001	2000
Combined income tax rate	37.14%	37.14%
Computed "expected" tax recovery	$291,920	$65,552
Reduction in income taxes resulting from:
Change in valuation allowance	(290,810)	(65,552)
Other, net	(1,110)	—

Provisions for income taxes	$—	$—

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 13, 2001 and 2000 are presented below.

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$158,679	$—
Start-up expenditures	844,563	712,645

Total gross deferred tax assets	1,003,242	712,645
Less valuation allowance	(1,002,170)	(711,360)
Net deferred tax assets	1,072	1,285
Deferred tax liabilities:
Capital assets	(1,072)	(1,285)

Net deferred assets	$—	$—

        The valuation allowance for deferred tax assets as of March 31, 2001 and 2000 was $1,002,170 and $711,360, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Corporation will need to generate future taxable income of approximately $2,700,000 prior to the expiration of the loss carryforwards in 2021.

        At March 31, 2001, the Corporation has net operating loss carryforwards for federal income tax purposes of $427,303, which are available to offset future federal taxable income, if any, through 2021. In addition, the Corporation has start-up expenditures of $2,274,000, which must be amortized to income on a straight-line basis by March 31, 2006.

8.    Subsequent event:

        Subsequent to March 31, 2001, the Corporation issued by private placement 4,285,714 common shares for cash proceeds of $1,500,000. Concurrently, the Corporation issued to the subscriber 8,571,428 warrants, each warrant entitling the holder to purchase one common share of the Corporation as follows:

Number of warrants	Exercise price	Expiration date
4,285,714	$1.50	November 1, 2004
4,285,714	$3.50	November 1, 2004