Form 10KSB/A
period 2001-03-31
SOUTHWESTERN WATER EXPLORATION CO
filed 2002-08-09
CIK 819690

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1
TO
FORM 10-KSB

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

        Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

        As of March 31, 2001, the Executive Officers and Directors of the Company were (1) Steven B. Misner, President and Director, (2) Barbara J. McAllister, Secretary, Chief Financial Officer and Director, (3) Arthur Webb, Vice President of Operations and Director, and (4) Gary L. Beach, Director. Mr. Webb resigned his position as an officer and director of the Company in November 2001.

        As of the date hereof, the Executive Officers and Directors of the Company are:

Name and Addresses	Age	Position
Steven B. Misner	43	Chief Executive Officer and Director (President from September 1993 until October, 2001)
Thomas Lenney	45	President, Chief Operating Officer and Director
Barbara J. McAllister	65	Secretary, Chief Financial Officer and Director
Gary L. Beach	50	Director
David Hershberger	44	Director
Tor Boswick, Jr	34	Director

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

        Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. As indicated below, Mr. Low is deemed to be the beneficial owner of 25.7% of the company's common stock. This ownership is comprised of 2,000,000 shares of common stock (10.3% of currently issued and outstanding stock) and 4,000,000 shares of common stock that are issuable upon exercise of outstanding warrants. (See footnote 5 below.)

        Except as indicated by footnote and except for community property laws where applicable, the persons named in the table below have voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 19,353,131 shares of common stock outstanding as of March 31, 2002.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Steven B. Misner(1)*	4,092,283	18.18%
Barbara J. McAllister(2)*	4,393,814	19.52%
Gary L. Beach*	50,000	0.26%
Thomas Lenney(3)**	350,000	1.8%
David Hershberger**	0	0%
Tor Boswick Jr.**	0	0%
Landmark Global Financial Corporation(4)	1,169,228	6.0%
Antebi Children's Insurance and Other Trust	1,200,000	6.2%
Nathan A. Low(5)	6,000,000	25.7%
Nathan A. Low Family Trust(6)	6,857,145	28.66%
Sunrise Foundation Trust(7)	5,000,000	22.36%
Providence Capital Corporation(8)	1,250,000	6.2%
Mid-Ocean Investments Ltd.(9)	2,505,191	11.86%
Goeffrey Shulman(10)	1,500,000	7.37%
Executive Officers and Directors As a Group (6 persons)(11)	5,906,217	25.99%

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

In addition, the number and percentage attributed to Mr. Low excludes 2,285,715 shares of common stock and 4,571,430 shares underlying currently exercisable warrants held by the Nathan A. Low Family Trust for the benefit of Mr. Low's minor children. Ruth and Nathan Low each disclaim beneficial ownership of shares owned by the Nathan A. Low Family Trust.

(6)
Consists of 2,285,715 shares of common stock and 4,571,430 shares currently exercisable warrants, of which 2,285,715 are exercisable at $1.50 per share and 2,285,715 at $3.00 per share, held by Ruth Low, as custodian for the Nathan A. Low Family Trust for the benefit of the minor children of Ruth and Nathan Low. See footnote (5) above.

(7)
Consists of 2,000,000 shares of common stock and 3,000,000 shares of common stock underlying currently exercisable warrants, of which 1,000,000 are exercisable at $0.50 per share, 1,000,000 at $1.00 per share and 1,000,000 at $1.50 per share, held by Nathan A. Low, as trustee for the Sunrise Foundation Trust. See footnote (5) above.

(8)
Consists of (i) 250,000 shares of common stock and 600,000 shares of common stock underlying warrants held by Providence Capital Corporation, 100,000 of which are currently exercisable at $0.50 per share, 250,000 currently exercisable at $1.00 per share, 250,000 currently exercisable at $1.50 per share; (ii) 200,000 shares of common stock and 200,000 shares of common stock underlying warrants currently exercisable at $0.50 per share held by Abe Janz and James Ladner and controlled by Mr. Janz. Mr. Janz is an officer and director of Providence Capital Corporation.

(9)
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

(10)
Includes 1,000,000 shares of common stock underlying warrants, 500,000 of which are currently exercisable at $1.00 per share and 500,000 at $2.00 per share.

(11)
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
10.2	1999 Performance Stock Option Plan, incorporated by reference to Exhibit 10.2 of registrant's Annual report on Form 10-KSB for fiscal year ended March 31, 2001 as filed on August 8, 2002.
10.2(a)
Amendment No. 1 to 1999 Performance Stock Option Plan, incorporated by reference to Exhibit 10.2(a) of registrant's Annual report on Form 10-KSB for fiscal year ended March 31, 2001 as filed on August 8, 2002.
10.3
Employment Agreement dated October 10, 2001, by and between the Registrant and Thomas Lenney, incorporated by reference to Exhibit 10.3 of registrant's Annual report on Form 10-KSB for fiscal year ended March 31, 2001 as filed on August 8, 2002.
10.3(a)
Amendment to the Employment Agreement by and between the Registrant and Thomas Lenney, effective June 29, 2002, incorporated by reference to Exhibit 10.3(a) of registrant's Annual report on Form 10-KSB for fiscal year ended March 31, 2001 as filed on August 8, 2002.
99.1	Miscellaneous Exhibit, incorporated by reference to Exhibit 99.1 of registrant's Annual report on Form 10-KSB for fiscal year ended March 31, 2001 as filed on August 8, 2002.
99.2	Miscellaneous Exhibit, incorporated by reference to Exhibit 99.2 of registrant's Annual report on Form 10-KSB for fiscal year ended March 31, 2001 as filed on August 8, 2002.
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

QuickLinks

PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
  ITEM 11. OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS