Form 10QSB
period 2001-06-30
SOUTHWESTERN WATER EXPLORATION CO
filed 2002-08-19
CIK 819690

Use these links to rapidly review the document
SOUTHWESTERN WATER EXPLORATION CO. FORM 10-QSB INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
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

SOUTHWESTERN WATER EXPLORATION CO.
FORM 10-QSB
INDEX

PART I	FINANCIAL INFORMATION
Item 1—Financial Statements
Consolidated Balance Sheet — June 30, 2001 (unaudited) and March 31, 2001 (audited)
Consolidated Statement of Loss and Deficit — Three Months ended June 30, 2001 and 2000 and period April 1, 1992 (inception) to June 30, 2001 (unaudited)
Consolidated Statement of Cash Flows — Three Months ended June 30, 2001 and 2000 and period April 1, 1992 (inception) to June 30, 2001 (unaudited)
Notes to Consolidated Unaudited Financial Statements
Item 2 — Management's Discussion and Analysis or Plan of Operations
PART II	OTHER INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET
(Expressed in U. S. Dollars)

	June 30, 2001	March 31, 2001
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$239,837	$403,424
Accounts receivable	5,261	1,794
Due from shareholder	1,673	—

	246,771	405,218
Due from affiliated corporation	14,192	—
Capital assets, at cost less accumulated depreciation	10,508	11,380
License and other assets	201	201

	$271,672	$416,799

Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$52,128	$52,034
Advances from shareholder	—	13,266

	52,128	65,300
Advances from affiliated corporation	—	34,045
Minority interest	24,975	24,975
Shares to be issued (note 4)	763,574	1,417,559
Shareholders' deficiency:
Share capital (note 4)	2,395,577	1,576,522
Deficit accumulated during development stage	(2,673,342)	(2,410,362)
Deficit accumulated prior to April 1, 1992	(291,240)	(291,240)

	(569,005)	(1,125,080)

	$271,672	$416,799

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
(Expressed in U. S. Dollars)

	Three months ended June 30,		Cumulative amounts from April 1, 1992 (inception) to June 30, 2001
	2001	2000
	(unaudited)	(unaudited)	(unaudited)
Interest income	$260	$—	$9,719
Expenses:
Financing services	117,738	—	364,548
Office expense	45,149	8,792	259,105
Salary	41,273	—	44,074
Consulting fees	35,989	—	152,537
Investor relations	15,000	—	15,000
Travel	4,268	—	41,150
Professional	2,476	—	254,405
Depreciation	872	168	12,637
Compensation expense on granting of stock options	—	—	100,000
Bank charges	128	80	8,375
Development	—	—	1,405,021
Miscellaneous	347	175	3,793
Commission	—	—	20,055
Business Taxes	—	—	2,361

	263,240	9,215	2,683,061

Net loss	(262,980)	(9,215)	(2,673,342)
Deficit, beginning of period	(2,410,362)	(1,915,602)	—

Deficit, end of period	$(2,673,342)	$(1,924,817)	$(2,673,342)

Net loss per common share	$(0.02)	$(0.00)

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U. S. Dollars)

	Three months ended June 30,		Cumulative Amounts from April 1, 1992 (inception) to June 30, 2001
	2001	2000
	(unaudited)	(unaudited)	(unaudited)
Cash flows from (used in) operating activities:
Operations:
Net loss	$(262,980)	$(9,215)	$(2,673,342)
Items not involving cash:
Depreciation	872	168	12,637
Compensation expense on granting of stock options	—	—	100,000
Stock issued for services	120,000	—	355,000
Warrants issued for services	45,070	—	106,880
Net change in non-cash operating working capital:
Accounts receivable	(3,467)	—	—
Accounts payable and accrued liabilities	94	(4,813)	52,131

	(100,411)	(13,860)	(2,051,955)
Financing:
Net advances from (repayments to) affiliated corporation	(48,237)	—	568,542
Net repayments to shareholder	(14,939)	10,933	(1,673)
Issuance of share capital	—	—	1,132,572
Increase (decrease) in cash overdraft	—	255	—
Minority interest	—	—	616,189

	(163,176)	11,188	2,315,630
Investments:
Purchase of capital assets	—	—	(23,838)

Increase in cash and cash equivalents	(163,587)	(2,672)	239,837
Cash and cash equivalents, beginning of period	403,424	2,672	—

Cash and cash equivalents, end of period	$239,837	$—	$239,837

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Expressed in U. S. Dollars)
June 30, 2001

1. Incorporation and basis of presentation:

        Southwestern Water Exploration Co. (the "Company") is incorporated under the laws of the State of Colorado and is planning to develop projects for the production of water reservoirs in the United States.

        These financial statements are presented using U.S. dollars as the functional and reporting currency and have been prepared in accordance with generally accepted accounting principles in the United States. The financial information included herein is unaudited. These interim financial statements follow the same accounting policies and methods of application as the most recent annual audited financial statements dated March 31, 2001, and should be read in conjunction with those financial statements. The disclosures herein are incremental to those included within the annual financial statements.

2. Organization and business:

        These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its obligations in the normal course of operations.

        At June 30, 2001 the Company is in the development stage and has no history of generating cash flow from its operations. The Company intends to develop and market potable water throughout the southwest United States and has identified a number of sites that it believes will provide potable water, including significant water reservoirs in Colorado. In order to develop these sites, the Company needs to acquire access rights and raise financing in order to commence drilling. Once developed, it is the intent of the Company to market the water from these sites, or in the event it is unsuccessful, to sell the water rights.

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

3. Related party transactions:

        From time to time amounts are also advanced by AIFE Canada to the Company as and when required for operating purposes. There is, however, no obligation for AIFE Canada to make future advances. During the quarter ended June 30, 2001, the Company repaid $48,327, net of advances to AIFE Canada, (2000—net advances from AIFE Canada of $Nil). The advances from AIFE Canada are non-interest bearing with no fixed terms of repayment and are classed as long-term as the affiliate has agreed not to demand repayment within the next year.

4. Share capital:

(a)
Authorized: 50,000,000 preferred shares with a par value of $.001 per share and 150,000,000 common shares with a par value of $.001 per share.

(b)
Issued and outstanding:

	Number of Shares	Amount	Subscriptions Receivable
Issued and outstanding, April 1, 1992	12,300,000	$492	$—
Effective of reverse split, October 23, 1993	(11,808,000)	—	—
Elimination of deficit	—	(492)	—
Share issued in reverse takeover	4,500,000	325	15

Balance, March 31, 1994	4,992,000	325	15
Issued for cash	30,000	30	—
Amounts receivable collected	—	15	(15)

Balance, March 31, 1995	5,022,000	370	—
Issued for cash and subscriptions receivable	235,000	220	15

Balance, March 31, 1996	5,257,000	590	15
Issued for cash and subscriptions receivable	265,000	245	20

Balance, March 31, 1997	5,522,000	835	35
Issued for cash and subscriptions receivable	151,000	126	25

Balance, March 31, 1998	5,673,000	961	60
Issued on conversion of preferred shares	1,172,000	835,971	—
Issued on conversion of warrants	1,008,120	—	—
Issued for cash	326,000	119,078	—
Issued in exchange for reduction of amount due to affiliated corporation	80,000	35,500	—
Issued for consulting services rendered	300,000	—	—

Balance, March 31, 1999	8,559,120	991,510	—
Issued for cash	1,200,000	1,200	—
Value attributed to compensation expense on granting of stock options	—	100,000	—

Balance, March 31, 2000	9,759,120	1,092,710	—
Issued for cash	1,500,000	299,000	—
Issued for services rendered	820,000	215,000	—
Issued to correct prior period error	55,200	—	—
Value attributed to warrants issued for services rendered	—	102,791	—
Stock issuance costs	—	(132,979)	—

Balance, March 31, 2001	12,134,320	1,576,522	—
Issued for cash and services received in prior year	1,550,000	669,985	—
Issues for services rendered	300,000	120,000
Correction of prior year overstatement	(15,000)
Value attributed to warrants issued for services rendered	—	49,060	—
Stock issuance costs	—	(19,990)	—
Issued for cash received subsequent to June 30, 2001	250,000	—	100,000

Balance, June 30, 2001	14,219,320	$2,395,577	$100,000

        During the quarter ended June 30, 2001, the Company issued 2,100,000 common shares.

(c)
Shares to be issued:

        The Company authorized for issuance 40,000 shares for services rendered during the three months ended June 30, 2001 and 230,000 shares for services rendered during fiscal 2001 that were not yet issued at June 30, 2001. The fair value of these shares was $108,000, of which $16,000 has been included in stock issuance costs in the quarter and $92,000 had been included in stock issuance costs in fiscal 2001.

        On August 21, 2000, the Board of Directors resolved to issue 2,979,880 common shares to AIFE Canada as repayment of $655,574 of amounts owing to AIFE Canada. The value of $0.22 per share issued was determined by the Board to be the fair value of the common shares at that date. The shares were not yet issued at June 30, 2001.

(d)
During the quarter ended June 30, 2001 the Company issued 1,290,000 warrants, each warrant entitling the holder to acquire one share of the Company's common stock.

        The warrants issued and outstanding at June 30, 2001 were as follows:

Number of warrants	Exercise price	Expiration date
200,000	$0.25	July 1, 2002
50,000	0.25	July 8, 2002
500,000	0.25	July 11, 2003
1,200,000	0.50	September 15, 2002
200,000	0.50	November 15, 2002
100,000	0.50	April 14, 2003
230,000	0.50	February 23, 2004
250,000	1.00	April 14, 2003
500,000	0.50	July 11, 2003
1,000,000	1.00	October 1, 2003
40,000	1.00	February 26, 2003
250,000	1.50	April 14, 2003
1,000,000	1.50	October 1, 2003
75,000	0.50	Conditional
75,000	0.75	Conditional
50,000	1.00	Conditional

5,720,000

        200,000 warrants have conditional expiry dates and all relate to the drilling and testing of the Company's first well in the Hygiene formation in Colorado. 75,000 warrants (the "$0.50 warrants") with an exercise price of $0.50 per warrant, expire six months following the completion of the drilling and testing of the Hygiene test well. An additional 75,000 warrants (the "$0.75 warrants") with an exercise price of $0.75 per warrant expire six months following the exercise of the $0.50 warrants. The remaining 50,000 warrants with an exercise price of $1.00 per warrant expire six months following the exercise of the $0.75 warrants.

        790,000 of the warrants issued during the three months ended June 30, 2001 were for services rendered, the fair value of the warrants determined to be $49,060 calculated using the Black Scholes pricing model with the following weighted average assumptions:

Risk	3.7%
Volatility	100%
Life of warrant	2.5 years
Dividend yield	0%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this quarterly report for the period ended June 30, 2001.

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

  •
  the Company's ability to comply with current and future laws or regulations that could require material expenditures by the Company;

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

General

        Southwestern Water Exploration Co. (the "Company"), formerly Star Acquisitions Corporation, was incorporated in the State of Colorado on July 10, 1987. The Company's activities from inception consisted primarily of reviewing possible business opportunities and acquisitions and maintaining the business entity. The Company had only nominal net assets and no operational activities from the fiscal years 1987 through 1993, and all expenses incurred were solely related to maintaining the entity and reviewing potential business opportunities.

        As of June 30, 2001, the Company is in the development stage and has no history of generating cash flow from its operations. The Company intends to develop and market potable water throughout the southwest United States and has identified a number of sites which it believes will provide potable water, including a significant water reservoir in Colorado and other western states. In order to develop these sites and commence drilling the Company needs to acquire access rights and raise additional capital. Once developed, it is the intent of the Company to market the water from these sites, or in the event it is unsuccessful, to sell the water rights.

Results of Operation

        The Company had no revenue from operations for the three fiscal years ended March 31, 2001 and the three months ended June 30, 2001. Moreover, the Company does not anticipate earning revenues until such time as it has successfully acquired water rights and marketed the water or sold the water rights. The Company incurred operating expenses in the amount of $263,240 for the three months ended June 30, 2001, as compared to $9,215 for the same period in 2000. The operating expenses included $117,738 in financing fees, which is a non-cash item reflecting the fair market value of stocks and warrants issued to third parties in connection with equity financing services. The increase in operating expense is primarily due to consulting and financing fees, as well as increased office expense and salaries. The Company has incurred operating losses and negative cash flow each quarter and each year since 1993. The Company's accumulated deficit was $2,410,362 and $2,673,342 at March 31, 2001 and June 30, 2001, respectively. The Company believes it will continue to experience net losses on a quarterly and annual basis.

Liquidity and Capital Resources

        During its development stage, the Company has funded its operating activities primarily by issuing equity and through loans from shareholders and AIFE, American Institute of Formation Development, Ltd. ("AIFE Canada"), a Canadian corporation controlled by Steven Misner and Barbara McAllister, each of whom are officers and directors of the Company.

        In August 2000, the Board of Directors resolved to issue 2,979,880 shares of common stock to AIFE Canada, as repayment of $655,574 of amounts owed to AIFE Canada. The value of $0.22 per share issued was determined by the Board to be the fair value of the common stock at that date. The shares of common stock were issued to AIFE Canada in August 2002 and subsequently distributed by AIFE Canada to its shareholders.

        As of March 31, 2001, the Company owed AIFE Canada $34,045 from prior advances during the fiscal year ended 2001. During the quarter ended June 30, 2001, the Company received an additional $5,817 in advances from AIFE Canada. During the same period, the Company repaid $54,054 to AIFE Canada. During the same period in fiscal year 2000, the Company had no financial transactions with AIFE Canada, but did receive a loan from a shareholder in the amount of $10,933. See Note 3 to the Consolidated Unaudited Financial Statements—"Related party transactions."

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is not a party to any legal proceedings that management believes to be material, and there are no such proceedings that are known to be contemplated.

ITEM 2. CHANGES IN SECURITIES

        During the three months ended June 30, 2001, the Company issued the following securities in exchange for the services set forth below that were performed on behalf of the Company:

Name of Shareholder	Number of Shares & Warrants Issued	Services Rendered
Brian Gibbs	50,000 shares	Director
Thomas Lenney	50,000 shares	Geological
Radcliffe Latimer	200,000 shares	Financial Consulting
Sirius Financial	Warrants to purchase 50,000 shares at $0.25 per share	Accounting
Mid-Ocean Investments	40,000 shares and warrants to purchase 40,000 shares at $1.00 per share	Financial Consulting
Apollo Nominees, Inc.	Warrants to purchase 75,000 shares at $0.50 per, 75,000 shares at $0.75 per share and 50,000 shares at $1.00 per share	Financial Consulting

        On April 14, 2001, the Company sold 250,000 units to an accredited investor, Providence Capital Ltd., at a price of $0.40 per unit for total offering proceeds of $100,000. Each unit consisted of one share of common stock and warrants to purchase one share of common stock at $1.00 per share and an additional share of common stock at $1.50 per share. The total proceeds from this transaction were received subsequent to June 30, 2001.

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
10.2		1999 Performance Stock Option Plan, incorporated by reference to Exhibit 10.2 of registrant's Annual Report of Form 10-KSB for fiscal year ended March 31, 2001, filed August 8, 2002.
10.2(a	)
Amendment No. 1 to 1999 Performance Stock Option Plan, incorporated by reference to Exhibit 10.2(a) of registrant's Annual Report of Form 10-KSB for fiscal year ended March 31, 2001, filed August 8, 2002.
10.3
Employment Agreement dated October 10, 2001, by and between the registrant and Thomas Lenney incorporated by reference to Exhibit 10.3 of registrant's Annual Report of Form 10-KSB for fiscal year ended March 31, 2001, filed August 8, 2002.
10.3(a	)
Amendment to the Employment Agreement by and between the registrant and Thomas Lenney, effective June 29, 2002, incorporated by reference to Exhibit 10.3(a) of registrant's Annual Report of Form 10-KSB for fiscal year ended March 31, 2001, filed August 8, 2002.
99.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the first quarter ended June 30, 2001.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southwestern Water Exploration Co.
Date:	August 17, 2002	/s/ STEVEN B. MISNER Steven B. Misner Chief Executive Officer and Director
/s/ BARBARA J. MCALLISTER Barbara J. McAllister Chief Financial Officer (Principal Accounting Officer) and Director