Form 10QSB
period 2001-09-30
SOUTHWESTERN WATER EXPLORATION CO
filed 2002-08-19
CIK 819690

Use these links to rapidly review the document
SOUTHWESTERN WATER EXPLORATION CO. FORM 10-QSB INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

SOUTHWESTERN WATER EXPLORATION CO.

FORM 10-QSB

INDEX

PART I	FINANCIAL INFORMATION
	Item 1—	Financial Statements
Consolidated Balance Sheet—September 30, 2001 (unaudited) and March 31, 2001 (audited)
Consolidated Statement of Loss and Deficit—Three and Six Months ended September 30, 2001 and 2000 and period April 1, 1992 (inception) to September 30, 2001 (unaudited)
Consolidated Statement of Cash Flows—Three and Six Months ended September 30, 2001 and 2000 and period April 1, 1992 (inception) to September 30, 2001 (unaudited)
Notes to Consolidated Unaudited Financial Statements
	Item 2—	Management's Discussion and Analysis or Plan of Operations
PART II	OTHER INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET
(Expressed in U. S. Dollars)

	September 30, 2001	March 31, 2001
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$1,597,307	$403,424
Accounts receivable	5,018	1,794
Due from shareholder	1,673	—

	1,603,998	405,218
Due from affiliated corporation
Capital assets, at cost less accumulated depreciation	20,914	11,380
License and other assets	201	201

	$1,625,113	$416,799

Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$67,131	$52,034
Advances from shareholder	—	13,266

	67,131	65,300
Advances from affiliated corporation	154,746	34,045
Minority interest	14,975	24,975
Shares to be issued (note 4)	763,574	1,417,559
Shareholders' deficiency:
Share capital (note 4)	3,695,577	1,576,522
Deficit accumulated during development stage	(2,779,650)	(2,410,362)
Deficit accumulated prior to April 1, 1992	(291,240)	(291,240)

	624,687	(1,125,080)

	$1,625,113	$416,799

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
(Expressed in U. S. Dollars)

					Period from commencement of operations on April 1, 1992 to September 30, 2001
	Three months ended September 30,		Six months ended September 30,
	2001	2000	2001	2000
	(unaudited)	(unaudited	(unaudited)	(unaudited	(unaudited)
Interest income	$1,795	$—	$2,055	$—	$11,514
Expenses:
Consulting Fees	51,703	1,682	87,692	1,682	204,240
Office Expense	27,225	12,080	72,374	20,872	286,330
Investor Relations	15,000	—	30,000	—	30,000
Professional	12,072	—	14,548	—	266,477
Salary	—	—	41,273	—	44,074
Development	445	25,000	445	25,000	1,405,466
Travel	436	3,300	4,704	3,300	41,586
Bank charges	300	87	428	167	8,675
Compensation expense on granting of stock options	—	—	—	—	100,000
Miscellaneous	50	183	397	358	3,843
Financing fees	—	127,270	117,738	127,270	364,548
Commission	—	—	—	—	20,055
Business taxes	—	—	—	—	2,361
Depreciation	872	168	1,744	336	13,509

	109,893	169,770	371,343	178,985	2,791,164

Net loss	(106,308)	(169,770)	(369,288)	(178,985)	(2,799,650)
Deficit, beginning of period	(2,673,342)	(1,924,817)	(2,410,362)	(1,915,602)	—

Deficit, end of period	$(2,779,650)	$(2,094,587)	$(2,779,650)	$(2,094,587)	$(2,799,650)

Net Loss per share $(0.01)	$(0.02)	$(0.02)	$(0.02)	$(0.02)

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U. S. Dollars)

					Period from commencement of operations on April 1, 1992 to September 30, 2001
	Three months ended September 30		Six months ended September 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)		(unaudited)
Cash flows from (used in) operating activities:
Operations:
Net loss	$(106,300)	$(169,770)	$(369,288)	$(178,985)	$(2,779,650)
Items not involving cash:
Depreciation	704	168	1,576	336	13,341
Stock issued for services	—	135,000	120,000	135,000	355,000
Warrants issued for services	—	22,263	45,070	22,263	106,880
Compensation expense on granting of stock options	—	—	—	—	100,000
Net change in non-cash operating working capital:
Accounts receivable	243	—	(3,224)	—	(5,018)
Accounts payable and accrued liabilities	15,003	(5,938)	15,097	(10,751)	67,134

	(90,358)	(18,277)	(190,769)	(32,137)	(2,142,313)
Financing:
Net advances from (repayment to affiliated) corporation	168,938	(103,807)	120,701	(92,874)	737,480
Net advances from shareholder	—	—	(14,939)	—	(1,673)
Issuance of share capital	1,300,000	299,000	1,300,000	299,000	2,432,572
Minority interest	(10,000)	—	(10,000)	—	606,189
Increase (decrease) in cash overdraft	—	(255)	—	—	—

	1,458,938	194,938	1,395,762	206,126	3,774,568
Investments:
Purchase of capital assets	(11,110)	—	(11,110)	—	(34,948)

Increase in cash and cash equivalents	1,357,470	176,661	1,193,883	173,989	1,597,307
Cash and cash equivalents, beginning of period	239,837	—	403,424	2,672	—

Cash and cash equivalents, end of period	$1,597,307	$176,661	$1,597,307	$176,661	$1,597,307

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2001
(Expressed in U. S. Dollars

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

        At September 30, 2001 the Company is in the development stage and has no history of generating cash flow from its operations. The Company intends to develop and market potable water throughout the southwest United States and has identified a number of sites that it believes will provide potable water, including significant water reservoirs in Colorado. In order to develop these sites, the Company needs to acquire access rights and raise financing in order to commence drilling. Once developed, it is the intent of the Company to market the water from these sites, or in the event it is unsuccessful, to sell the water rights.

        During its development stage, the Company has funded its operating activities primarily by issuing equity. The Company anticipates that it will be necessary to issue additional equity to fund future activities. During the six months ended September 30, 2001 the Company raised $1,300,000 from private placements.

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

3. Related party transactions:

        From time to time amounts are advanced by AIFE Canada to the Company as and when required for operating purposes. There is, however, no obligation for AIFE Canada to make future advances. During the six months ended September 30, 2001, the Company received $120,701, net of repayments, from AIFE Canada, (2000—net repayment to AIFE Canada of $92,874.

        The advances from AIFE Canada, which total $34,045 as of March 31, 2001 and $154,746 at September 31, 2001, are non-interest bearing with no fixed terms of repayment and are classed as long-term as the affiliate has agreed not to demand repayment within the next year.

4. Share capital:

  (a)
  Authorized:

          50,000,000 Preferred Shares with a par value of $.001 per share

          150,000,000 Common Shares with a par value of $.001 per share

  (b)
  Issued and outstanding:

	Number of shares	Amount	Subscriptions receivable
Issued and outstanding, April 1, 1992	12,300,000	$492	$—
Effect of reverse spilt, October 23, 1993	(11,808,000)	—	—
Elimination of deficit	—	(492)	—
Share issued in reverse takeover	4,500,000	325	15

Balance, March 31, 1994	4,992,000	325	15
Issued for cash	30,000	30	—
Amounts receivable collected	—	15	(15)

Balance, March 31, 1995	5,022,000	370	—
Issued for cash and subscriptions receivable	235,000	220	15

Balance, March 31, 1996	5,257,000	590	15
Issued for cash and subscriptions receivable	265,000	245	20

Balance, March 31, 1997	5,522,000	835	35
Issued for cash and subscriptions receivable	151,000	126	25

Balance, March 31, 1998	5,673,000	961	60
Issued on conversion of preferred shares	1,172,000	835,971	—
Issued on conversion of warrants	1,008,120	—	—
Issued for cash	326,000	119,078	—
Issued in exchange for reduction of amount due to affiliated corporation	80,000	35,500	—
Issued for consulting services rendered	300,000	—	—

Balance, March 31, 1999	8,559,120	991,510	—
Issued for cash	1,200,000	1,200	—
Value attributed to compensation expense on granting of stock options	—	100,000	—

Balance, March 31, 2000	9,759,120	1,092,710	—
Issued for cash	1,500,000	299,000	—
Issued for services rendered	820,000	215,000	—
Issued to correct prior period error	55,200	—	—
Value attributed to warrants issued for services rendered	—	102,791	—
Stock issuance costs	—	(132,979)	—

Balance, March 31, 2001	12,134,320	1,576,522	—
Issued for cash	3,714,286	1,300,000	—
Issued for cash received subsequent to
September 30, 2001	850,001	—	310,000
Issued for cash and services received in prior year	1,550,000	669,985	—
Issued for services rendered	300,000	120,000	—
Correction of prior year overstatement	(15,000)	—	—
Value attributed to warrants issued for services rendered	—	49,060	—
Stock issuance costs	—	(19,990)	—

Balance, September 30, 2001	18,533,607	$3,695,577	$310,000

  (c)
  Shares to be issued:

        The Company authorized for issuance 40,000 shares for services rendered during the six months ended September 30, 2001 and 230,000 shares for services rendered during fiscal 2001 that were not yet issued at September 30, 2001. The fair value of these shares was $108,000 of which $16,000 has been included in stock issuance costs in fiscal 2002 and $92,000 had been included in stock issuance costs in fiscal 2001.

        On August 21, 2000, the Board of Directors resolved to issue 2,979,880 common shares to AIFE Canada as repayment of $655,574 of amounts owing to AIFE Canada. The value of $0.22 per share issued was determined by the Board to be the fair value of the common shares at that date. The shares were not yet issued at September 30, 2001.

  (d)
  Warrants:

        During the six months ended September 30, 2001 the Company issued 1,290,000 warrants, each warrant entitling the holder to acquire one common share of the Company.

        The warrants issued and outstanding at September 30, 2001 were as follows:

Number of warrants	Exercise Price	Expiration date
200,000	$0.25	July 1, 2002
50,000	0.25	July 8, 2002
500,000	0.25	July 11, 2003
1,200,000	0.50	September 15, 2002
200,000	0.50	November 15, 2002
100,000	0.50	April 14, 2003
230,000	0.50	February 23, 2004
250,000	1.00	April 14, 2003
500,000	1.00	February 21, 2003
1,000,000	1.00	October 1, 2003
40,000	1.00	February 26, 2003
250,000	1.50	April 14, 2003
1,000,000	1.50	October 1, 2003
75,000	0.50	Conditional
75,000	0.75	Conditional
50,000	1.00	Conditional

5,720,000

  (d)
  Warrants (continued):

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

        790,000 of the warrants issued during the six months ended September 30, 2001were for services rendered. The fair market value of the warrants was determined to be $49,060, calculated using the Black Scholes pricing model with the following weighted average assumptions:

Risk	3.7%
Volatility	100%
Life of the warrant	2.5 years
Dividend yield	0%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this quarterly report for the period ended September 30, 2001.

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

        As of September 30, 2001, the Company is in the development stage and has no history of generating cash flow from its operations. The Company intends to develop and market potable water throughout the southwest United States and has identified a number of sites which it believes will provide potable water, including a significant water reservoir in Colorado and other western states. In order to develop and commence drilling these sites the Company needs to acquire access rights and raise additional capital. Once developed, it is the intent of the Company to market the water from these sites, or in the event it is unsuccessful, to sell the water rights.

Results of Operation

        The Company had no revenues from operations for the three fiscal years ended March 31, 2001 and the six months ended September 30, 2001. The Company does not anticipate earning revenues until such time as it has successfully acquired water rights and marketed the water or sold the water rights. During the six months ended September 30, 2001, the Company received $2,055 in interest income. The Company incurred expenses of $371,343 during the six months ended September 30, 2001, as compared to $178,985 in the same period in 2000. The increase in expense is due primarily to consulting fees paid during the period, which were non-cash items reflecting the fair market value of stocks and warrants issued to third parties in connection with equity financing services, as well as increased expenses for office, investor relations, salary and professional services.

        The Company has incurred operating losses and negative cash flow each quarter and each year since 1993. The Company's accumulated deficit was $2,410,362 and $2,779,650 at March 31, 2001 and September 30, 2001, respectively. The Company believes it will continue to experience net losses on a quarterly and annual basis until and unless the Company is able to generate or develop business revenues for which there is no future assurance.

Liquidity and Capital Resources

        During its development stage, the Company has funded its operating activities primarily by issuing equity as well as loans from shareholders and AIFE, American Institute of Formation Evaluation, Ltd. ("AIFE Canada"), a Canadian corporation controlled by Steven Misner and Barbara McAllister, each of whom are officers and directors of the Company.

        In August 2000, the Company's Board of Directors resolved to issue 2,979,880 shares of its common stock to AIFE Canada as repayment of $655,574 owed to AIFE Canada, at a value of $0.22 per share, which was determined by the Board to be the fair market value of the shares at that date. The shares of common stock were issued to AIFE Canada in August 2002 and subsequently distributed by AIFE Canada to its shareholders. See Note 3 to the Consolidated Unaudited Financial Statements—"Related party transactions."

        During the six months ended September 30, 2001, the Company received $249,076 in advances from AIFE Canada and made payments to AIFE Canada of $128,375. As of September 30, 2001, the Company owes AIFE Canada an aggregate of $154,746, which is non-interest bearing advance and has no fixed term for repayment. See Note 3 to the Consolidated Unaudited Financial Statements—"Related party transactions."

        During the three months ended September 30, 2001, the Company received an aggregate of $1,300,000 in proceeds from the sale of its securities. From March 31, 2000 through March 31, 2002, the Company has raised an aggregate of $2.5 million in additional funds from a series of private placements to certain accredited investors, which the Company is currently using to pursue its leasing, drilling and marketing activities for the sites identified in Colorado. The Company anticipates that funding of future activities will continue to be provided by the completion of private placements of its common stock.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is not a party to any legal proceedings that management believes to be material, and there are no such proceedings that are known to be contemplated.

ITEM 2. CHANGES IN SECURITIES

        During the three months ended September 30, 2001, the Company sold units of its securities, each of which consisted of one share of common stock and warrants to purchase one share of common stock at $1.50 per share and an additional share of common stock at $3.00 per share ("Unit"), at $0.35 per Unit to the following purchasers:

Purchaser	Number of Units	Gross Proceeds
Nathan A. Low	1,428,571	$500,000
The Nathan A. Low Family Trust	2,285,715	800,000
Nathan and Ruth Low	571,429	200,000
Ceki Penso	28,572	10,000

Total	4,314,287	$1,510,000

        Although no broker/dealers were involved in the foregoing sales, the Company was obligated to issue to Mid-Ocean Investments, a Bermuda corporation ("Mid-Ocean"), as a finder's fee in connection with the sales to Nathan A. Low, Nathan and Ruth Low, and the Nathan A. Low Family Trust, the following securities: 342,587 shares of common stock, which were issued during the quarter ended March 31, 2002, and warrants to purchase 342,587 shares of common stock at $1.50 per share and an additional 342,587 shares at $3.50 per share, all of were issued during the quarter ended December 31, 2001.

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
  (b)
  Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the second quarter ended September 30, 2001.

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