Form 10QSB
period 2001-12-31
SOUTHWESTERN WATER EXPLORATION CO
filed 2002-08-19
CIK 819690

Use these links to rapidly review the document
SOUTHWESTERN WATER EXPLORATION CO. FORM 10-QSB INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001
☐	TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Item 1—Financial Statements
Consolidated Balance Sheet—December 31, 2001 (unaudited) and March 31, 2001 (audited)
Consolidated Statement of Loss and Deficit— Three and Nine Months ended December 31, 2001 and 2000 and period April 1, 1992 (inception) to December 31, 2001 (unaudited)
Consolidated Statement of Cash Flows—Three and Nine Months ended December 31, 2001 and 2000 and period April 1, 1992 (inception) to December 31, 2001 (unaudited)
Notes to Consolidated Unaudited Financial Statements
Item 2—Management's Discussion and Analysis or Plan of Operations
PART II	OTHER INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET
(Expressed in U. S. Dollars)

	December 31, 2001	March 31, 2001
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$1,559,959	$403,424
Accounts receivable	10,018	1,794
Due from shareholder	3,868	—

	1,573,845	405,218
Capital assets, at cost less accumulated depreciation	20,042	11,380
License and other assets	201	201

	$1,594,088	$416,799

Liabilities and Shareholders' Equity (Deficiency)
Current liabilities:
Accounts payable and accrued liabilities	$82,131	$52,034
Advances from shareholder	—	13,266

	82,131	65,300
Advances from affiliated corporation	38,345	34,045
Minority interest (note 4)	14,975	24,975
Shares to be issued (note 5)	763,574	1,417,559
Shareholders' equity (deficiency):
Share capital (note 5)	3,954,474	1,576,522
Deficit accumulated during development stage	(2,968,171)	(2,410,362)
Deficit accumulated prior to April 1, 1992	(291,240)	(291,240)

	695,063	(1,125,080)

	$1,594,088	$416,799

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
(Expressed in U. S. Dollars)

					Period from commencement of operations on April 1, 1992 to December 31, 2001
	Three months ended December 31,		Nine months ended December 31,
	2001	2000	2001	2000
	(unaudited)		(unaudited)		(unaudited)
Interest income	$8,342	$8,082	$10,397	$8,082	$19,856
Expenses:
Consulting fees	56,301	32,538	143,993	34,220	260,541
Financing fees	44,000	715	161,738	127,985	408,548
Professional	33,783	21,418	48,331	21,418	300,260
Office expense	19,005	22,601	91,379	43,473	305,335
Investor relations	15,000	—	45,000	—	45,000
Travel	11,263	7,210	15,967	10,510	52,849
Development	11,133	237,816	11,578	262,816	1,416,599
Bank charges	408	92	836	259	9,083
Compensation expense on granting of stock options	4,897	—	4,897	—	104,897
Commission	—	20,055	—	20,055	20,055
Business taxes	—	1,273	—	1,273	2,361
Salary	—	1,490	41,273	1,490	44,074
Miscellaneous	201	—	598	358	4,044
Depreciation	872	168	2,616	504	14,381

	196,863	345,376	568,206	524,361	2,988,027

Net loss	(188,521)	(337,294)	(557,809)	(516,279)	(2,968,171)
Deficit, beginning of period	(2,779,650)	(2,094,587)	(2,410,362)	(1,915,602)	—

Deficit, end of period	$(2,968,171)	$(2,431,881)	$(2,968,171)	$(2,431,881)	$(2,968,171)

Net loss per common share	$(0.01)	$(0.03)	$(0.03)	$(0.05)

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U. S. Dollars)

					Period from commencement of operations on April 1, 1992 to December 31, 2001
	Three months ended December 31,		Nine months ended December 31,
	2001	2000	2001	2000
	(unaudited)		(unaudited)		(unaudited)
Cash flows from (used in) operating activities:
Operations:
Net loss	$(188,521)	$(337,294)	$(557,809)	$(516,279)	$(2,968,171)
Items not involving cash:
Depreciation	704	168	2,280	504	14,045
Stock issued for services	44,000	—	164,000	135,000	399,000
Warrants issued for services	—	—	45,070	63,249	106,880
Compensation expense on granting of stock options	4,897	—	4,897	—	104,897
Net change in non-cash operating working capital:
Accounts receivable	(5,000)	(5,892)	(8,224)	(5,892)	(10,018)
Accounts payable and accrued liabilities	15,000	(120)	30,097	(10,871)	82,134

	(128,920)	(343,138)	(319,689)	(375,275)	(2,271,233)

Financing:
Net advances from (repayment to) affiliated corporation	(116,401)	72,284	4,300	(20,590)	621,079
Issuance of share capital	210,000	400,000	1,510,000	699,000	2,642,572
Net advances from (repayment) to shareholder	(2,195)	—	(17,134)	—	(3,868)
Minority interest	—	—	—	—	606,189

	91,404	472,284	1,497,166	678,410	3,865,972
Investments:
Purchase of capital assets	168	(7,512)	(10,942)	(7,512)	(34,780)

Increase in cash and cash equivalents	(37,348)	121,634	1,156,535	295,623	1,559,959
Cash and cash equivalents, beginning of period	1,597,307	176,661	403,424	2,672	—

Cash and cash equivalents, end of period	$1,559,959	$298,295	$1,559,959	$298,295	$1,559,959

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
December 31, 2001
(Expressed in U. S. Dollars)

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

        At December 31, 2001 the Company is in the development stage and has no history of generating cash flow from its operations. The Company intends to develop and market potable water throughout the southwest United States and has identified a number of sites, which it believes will provide potable water, including significant water reservoirs in Colorado. In order to develop these sites, the Company needs to acquire access rights and raise financing in order to commence drilling. Once developed, it is the intent of the Company to market the water from these sites, or in the event it is unsuccessful, to sell the water rights.

        During its development stage, the Company has funded its operating activities primarily by issuing equity. The Company anticipates that it will be necessary to issue additional equity to fund future activities. During the nine months ended December 31, 2001, the Company raised $1,510,000 from private placements.

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

3. Related party transactions:

        From time to time amounts are advanced by AIFE Canada to the Company as and when required for operating purposes. There is, however, no obligation for AIFE Canada to make future advances. During the nine months ended December 31, 2001, the Company received $4,300, net of repayments, from AIFE Canada, (2000—net repayment to AIFE Canada of $165,532).

        The advances from AIFE Canada of $38,345 (March 31, 2001—$34,045) are non-interest bearing with no fixed terms of repayment and are classed as long-term as the affiliate has agreed not to demand repayment within the next year.

4. Minority interest:

        The minority interest consists of preferred shares issued by the Company's operating subsidiary. During the year ended March 31, 1999 all except 25,000 preferred shares with a value of $24,975 were converted into common shares of the Company (note 5). The outstanding preferred shares are redeemable at the discretion of the subsidiary at the issued value of $1.00 per share and dividends are payable at the discretion of the subsidiary. During the nine months ended December 31, 2001, the Company's subsidiary redeemed 10,000 preferred shares, reducing minority interest to $14,978.

5. Share capital:

(a)
Authorized:

    50,000,000 preferred shares with a par value of $.001 per share

    150,000,000 common shares with a par value of $.001 per share

(b)
Issued and outstanding:

	Number of shares	Subscriptions Amount	receivable
Issued and outstanding, April 1, 1992	12,300,000	$492	$—
Effect of reverse spilt, October 23, 1993	(11,808,000)	—	—
Elimination of deficit	—	(492)	—
Share issued in reverse takeover	4,500,000	325	15

Balance, March 31, 1994	4,992,000	325	15
Issued for cash	30,000	30	—
Amounts receivable collected	—	15	(15)
Balance, March 31, 1995	5,022,000	370	—
Issued for cash and subscriptions receivable	235,000	220	15
Balance, March 31, 1996	5,257,000	590	15
Issued for cash and subscriptions receivable	265,000	245	20

Balance, March 31, 1997	5,522,000	835	35
Issued for cash and subscriptions receivable	151,000	126	25

Balance, March 31, 1998	5,673,000	961	60
Issued on conversion of preferred shares	1,172,000	835,971	—
Issued on conversion of warrants	1,008,120	—	—
Issued for cash	326,000	119,078	—
Issued in exchange for reduction of amount due to affiliated corporation	80,000	35,500	—
Issued for consulting services rendered	300,000	—	—

Balance, March 31, 1999	8,559,120	991,510	—
Issued for cash	1,200,000	1,200	—
Value attributed to compensation expense on granting of stock options	—	100,000	—

Balance, March 31, 2000	9,759,120	1,092,710	—
Issued for cash	1,500,000	299,000	—
Issued for services rendered	820,000	215,000	—
Issued to correct prior period error	55,200	—	—
Value attributed to warrants issued for services rendered	—	102,791	—
Stock issuance costs	—	(132,979)	—

Balance, March 31, 2001	12,134,320	1,576,522	—
Issued for cash	4,314,287	1,510,000	—
Issued for cash and services received in prior year	1,550,000	669,985	—
Issued for services rendered	410,000	164,000	—
Value attributed to warrants issued for services rendered	—	49,060	—
Stock issuance costs	—	(19,990)	—
Issued for cash received subsequent to quarter end	250,000	—	100,000
Correction of prior year overstatement	(15,000)	—	—
Value attributed to compensation expense on granting of stock options	—	79,800	—
Deferred compensation expense related to granting of stock options	—	(74,903)	—

Balance, December 31, 2001	18,643,607	$3,954,474	$100,000

(c)
Shares to be issued:

        The Company authorized for issuance 40,000 shares for services rendered during the nine months ended December 31, 2001 and 230,000 shares for services rendered during fiscal 2001 which were not yet issued at December 31, 2001. The fair market value of these shares was $108,000 of which $16,000 has been included in stock issuance costs in fiscal 2002 and $92,000 had been included in stock issuance costs in fiscal 2001.

        On August 21, 2000, the Board of Directors resolved to issue 2,979,880 common shares to AIFE Canada as repayment of $655,574 of amounts owing to AIFE Canada. The value of $0.22 per share issued was determined by the Board to be the fair value of the common shares at that date. The shares were not yet issued at December 31, 2001.

(d)
Warrants:

        During the nine months ended December 31, 2001, the Company issued 9,795,524 warrants, each warrant entitling the holder to acquire one share of the Company's common stock.

        The warrants issued and outstanding at December 31, 2001 were as follows:

Number of warrants	Exercise price	Expiration date
200,000	$0.25	July 1, 2002
50,000	0.25	July 8, 2002
500,000	0.25	July 11, 2003
1,200,000	0.50	September 15, 2002
200,000	0.50	November 15, 2002
100,000	0.50	April 14, 2003
230,000	0.50	February 23, 2004
250,000	1.00	April 14, 2003
500,000	1.00	February 21, 2003
1,000,000	1.00	October 1, 2003
40,000	1.00	February 26, 2003
250,000	1.50	April 14, 2003
1,000,000	1.50	October 1, 2003
4,627,762	1.50	November 1, 2004
540,000	2.00	November 19, 2003
4,285,175	3.00	November 1, 2004
342,587	3.50	November 1, 2004
75,000	0.50	Conditional
75,000	0.75	Conditional
50,000	1.00	Conditional

15,515,524

Expiration:

        200,000 warrants have conditional expiration dates and all relate to the drilling and testing of the Company's first well in the Hygiene formation in Colorado. 75,000 warrants (the "$0.50 warrants") with an exercise price of $0.50 per warrant, expire six months following the completion of the drilling and testing of the Hygiene test well. An additional 75,000 warrants (the "$0.75 warrants") with an exercise price of $0.75 per warrant expire six months following the exercise of the $0.50 warrants. The remaining 50,000 warrants with an exercise price of $1.00 per warrant expire six months following the exercise of the $0.75 warrants.

        790,000 of the warrants were issued for services rendered during the nine months ended December 31, 2001. The fair market value of the warrants was determined to be $49,060, calculated using the Black Scholes pricing model with the following weighted average assumptions:

Risk free interest rate	3.7%
Volatility	100%
Life of the warrant	2.5 years
Dividend yield	0%
(e)
Stock options:

        The Company has an incentive stock plan, which provides for the granting by the Board of Directors of up to 3,000,000 stock options to directors, officers and employees for the purchase of authorized but unissued common shares. Stock option vesting privileges are established by the Board.

        In 2002, the Company granted to a senior officer 200,000 options to purchase common shares at an option price of $.001 per share. These options vest over a four-year period from the date of grant. The Company has calculated the intrinsic value of these options to be $79,800 of which $4,897 has been charged as compensation expense in the nine months ended December 31, 2001 and the remainder has been deferred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this quarterly report for period ended December 31, 2001.

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

        As of December 31, 2001, the Company is in the development stage and has no history of generating cash flow from its operations. The Company intends to develop and market potable water throughout the southwest United States and has identified a number of sites that it believes will provide potable water, including a significant water reservoir in Colorado and other western states. In order to develop these sites and commence drilling the Company needs to acquire access rights and raise financing. Once developed, it is the intent of the Company to market the water from these sites, or in the event it is unsuccessful, to sell the water rights.

Results of Operation

        The Company has a limited operating history that makes an evaluation of its business operations and future prospects difficult. The Company had no revenues from operations for the three fiscal years ended March 31, 2001 and nine months ended December 31, 2001. However, the Company received $10,397 in interest income for the nine months ended December 31, 2001, as compared to $8,082 during the same period in 2000. The Company incurred expenses of $568,206 in the nine months ended December 31, 2001, as compared to $524,361 in the same period in 2000. Moreover, the Company has incurred operating losses and negative cash flow each quarter and each year since 1993. The Company's accumulated deficit was $2,410,362 and $2,968,171 at March 31, 2001 and December 31, 2001, respectively. The Company believes it will continue to experience net losses on a quarterly and annual basis until and unless the Company is able to generate or develop business revenues for which there is no future assurance.

Liquidity and Capital Resources

        During its development stage, the Company has funded its operating activities primarily by issuing equity as well as loans from shareholders and from AIFE, American Institute of Formation Evaluation, Ltd ("AIFE Canada"), a Canadian corporation controlled by Steven Misner and Barbara McAllister, each of whom are officers and directors of the Company.

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

        On August 2000, the Board of Directors resolved to issue 2,979,880 shares of common stock to AIFE Canada as repayment of $655,574 of amounts owed to AIFE Canada. The value of $0.22 per share issued was determined by the Board to be the fair value of the common stock at that date. The shares of common stock were issued to AIFE Canada in August 2002, and subsequently distributed by AIFE Canada to its shareholders. See Note 3 to Consolidated Financial Statements—"Related party transactions."

        As of March 31, 2001, the Company owed AIFE Canada $34,045 for advances during the fiscal year ended 2001. During the nine months ended December 31, 2001, the Company received $299,459 in additional advances from AIFE Canada and made total payments to AIFE Canada in the amount of $295,159. As of December 31, 2001, the Company owed $38,345 to AIFE Canada. See Note 3 to Consolidated Financial Statements—"Related party transactions."

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is not a party to any legal proceedings that management believes to be material, and there are no such proceedings that are known to be contemplated.

ITEM 2. CHANGES IN SECURITIES

        During the three months ended December 31, 2001, the Company issued, or authorized for issuance, the following securities in exchange for the services set forth below that were performed on behalf of the Company:

Name of Shareholder	Number of Shares & Warrants Issued	Services Rendered
Radcliffe Latimer	40,000 shares	Financial Consulting
Acadian Energy Ltd.	60,000 shares	Financial Consulting
Pat Toth	10,000 shares	Financial Consulting

        The Company also authorized the issuance to Mid-Ocean Investments, a Bermuda corporation, 40,000 shares of common stock and warrants to purchase an additional 40,000 shares of common stock at $2.00 per share, for services rendered in connection with the Company's equity financing efforts. Although the Company granted the warrants during this period, the shares have not been issued as of the date of the filing hereof

        The issuances of the foregoing securities were made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No broker/dealers were involved in the sale and no commissions were paid. Moreover, each of the individuals and entities represented to the Company that they acquired the securities for investment and not with a view to distribution.

        During this same quarter, the Company granted to Thomas Lenney, the Company's president, options to purchase 200,000 of common shares at an exercise price of $.001 per share, pursuant to his employment agreement. These options vest over a four-year period from the date of grant.

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
99.1		Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the third quarter ended December 31, 2001.

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