Form 10KSB
period 2002-03-31
SOUTHWESTERN WATER EXPLORATION CO
filed 2002-08-28
CIK 819690

Use these links to rapidly review the document
Table of Contents 10-KSB

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 33-16110-D

SOUTHWESTERN WATER EXPLORATION CO.
(Formerly Star Acquisitions Corporation)
(Name of small business issuer in its charter)

COLORADO	84-1062895
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4391 S. PEARL STREET LAS VEGAS, NEVADA	89121
(Address of principal executive offices)	(Zip Code)

(800) 661-9169
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: NONE

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☐    No ☒

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        For the fiscal year ended March 31, 2002 the issuer's revenues were approximately $-0-.

        The aggregate market value of the Registrant's voting stock held as of July 31, 2002 by non-affiliates of the Registrant was $6,252,134. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 7,815,168 shares of voting stock were held by non-affiliates. As of July 31, 2002, the Registrant had 19,583,131 shares of common stock outstanding.

        Documents Incorporated by Reference: See Part III, Item 13—"Exhibits and Reports on Form 8-K" for a listing of documents incorporated by reference into this annual report on Form 10-KSB.

        Transitional Small Business Disclosure Format: Yes ☐    No ☒

Table of Contents
10-KSB

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-KSB and the information incorporated by reference contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, Southwestern Water Exploration Co. (the "Company") directs your attention to Part I—Item 1. "Description of Business" and Part II—Item 6. "Management's Discussion and Analysis or Plan of Operation." The Company intends the forward- looking statements throughout the Annual Report on Form 10-KSB and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend," and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this report on Form 10-KSB and on numerous assumptions and developments that are not within the Company's control. Although the Company believes these forward-looking statements are reasonable, the Company cannot assure you they will turn out to be correct. Actual results could be materially different from the Company's expectations due to a variety of factors, including the following:

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

  •
  the Company's ability to obtain significant additional capital required to commence drilling, operate the wells, construct pipelines and storage facilities and develop a marketing program for the sale of water to end users;

  •
  water allocation regulations imposed by states that control the amount of water that the Company can draw from water sources;

  •
  intense competition with government agencies and other companies that are better capitalized than the Company; and

  •
  the Company's status as a development stage company with limited operating history and continuing losses.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business and should be read in conjunction with more detailed information included in this Annual Report on Form 10-KSB, the Company's other Securities and Exchange Commission filings and its press releases. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

        Southwestern Water Exploration Co., formerly Star Acquisitions Corporation, was incorporated in the State of Colorado on July 10, 1987. On October 23, 1993, the Company acquired American Institute of Formation Evaluation Co., a Colorado corporation ("AIFECO"), as a wholly owned subsidiary in exchange for 4,500,000 shares of the Company's common stock. Prior to the acquisition, AIFECO was controlled by two of the Company's officers and directors, Steven Misner and Barbara McAllister. On November 12, 1993, the Company changed its name to Southwestern Water Exploration Co. The Company's principal offices are located at 4391 S. Pearl Street, Las Vegas, Nevada 89121.

        The Company is a development stage company engaged in the principal activity of exploring and producing potable water from deep aquifers throughout the American Southwest. The Company intends to accomplish its business plan by acquiring water rights to deep reservoirs in order to provide supplies of fresh water to cities, municipalities and farmers in the Southwest. In connection with the Company's acquisition of AIFECO, the Company acquired a non-exclusive, limited license to a historical computerized database that contains information concerning water-bearing strata (the "Database") from AIFE, American Institute of Formation Evaluation, Ltd. ("AIFE Canada"), a Canadian corporation controlled Steven Misner and Barbara McAllister, each of whom are officers and directors of the Company. The license expires in September 2013. Information in the Database, which dates to the 1950s, has been updated often by AIFE Canada. During the fiscal years ended March 31, 2001 and 2002, the Company paid to AIFE Canada an aggregate of $321,816 in exchange for informational updates to the Database, including an advance payment of $77,000 for information updates to be completed during fiscal year 2003. See Part III—Item 12. "Certain Relationships and Related Transactions."

Projects

        In August 1997, the Company identified a potential drilling site in Lincoln County, Nevada (the "Nevada Project"), which management believed could deliver water reserves to Clark County, Nevada, including the cities of Las Vegas, Henderson and Laughlin. During the fiscal year ended March 31, 2000, the Company retained a geology firm to undertake a detailed hydrogeological study of deep-water flow patterns to identify potential drill sites close to Las Vegas. The study concluded that a site, located approximately 80 miles from Las Vegas, was likely to contain deep-water reserves. However, in January 2001 management determined that the high cost of bringing the water to Las Vegas was impractical based upon the technology currently available. The Company has not abandoned its efforts to locate a site closer to Las Vegas and believes that the Database may provide information to locate additional sources of potable water from deep reservoirs elsewhere in Nevada.

        The Company has identified a number of additional sites, including sites in Colorado, Utah, New Mexico and Texas. The Company is currently focusing its exploration and development opportunities on three areas in Colorado (the "Colorado Project"). During the fiscal year ended March 31, 2001, the Company completed detailed log work on various sites in Colorado and identified a large aquifer, estimated to be roughly 5.94 million acre-feet and from 20 to 56 feet thick. The Company has retained a land firm to assemble the water rights in this area for nontributary waters below 1,500 feet and successfully achieved commitments for leases in excess of 30,000 acres. However, the Company has not yet begun the process of adjudicating water rights in the Colorado Water Court. The Company is in the process of gathering the hydrological and geographic data necessary to support such an application.

        On March 24, 2002, management participated in drilling its first initial test on the exploratory site in Larimer County, Colorado ("Rehoboth #1"). After successfully reaching the target depth, the test indicated that the formation (aquifer) was water bearing. Two independent laboratories have conducted preliminary water analyses using Environmental Protection Agency ("EPA") guidelines and have concluded that the new aquifer found in Rehoboth #1 meets EPA drinking water standards. In management's opinion, if sold outright, production from the Colorado Project may provide revenue from $3,000 to $12,000 per acre-foot.

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

Competition

        The Company has identified a number of governmental agencies, companies, individuals and partnerships that market services similar to those of the Company, many of which are better capitalized than the Company. However, most of the Company's competitors have advocated strategies that focus on obtaining water from known water sources. There are relatively few proposals to deliver subsurface water to municipalities as contemplated by the Company. While the Company believes that the information from the Database provides it with a competitive advantage, there can be no assurance that the Company will be able to compete effectively with others to locate sources of potable water or to obtain favorable contracts for the sale of such water.

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

        In addition, the construction of a pipeline to deliver water from the well site to the end user will also be subject to governmental regulation and approval with regard to property rights. The Company may need to purchase easements on property owned by federal or state governments, which would require the Company to obtain governmental approvals and comply with federal and state regulations and may result in significant delays. The Company believes that construction of the pipeline and a pumping station can usually be financed by an issuance of public-sector bonds or other securities, which will also require governmental approval and compliance with federal and state regulations. Such financing may result in delays or render the Nevada and Colorado Projects or other projects prohibitively expensive. Moreover, if the Company is unable to obtain such financing, the Company may be prevented from completing the Nevada and Colorado Projects or other future projects.

        Nevada.    Under Nevada state law, the Nevada State Engineer (the "State Engineer") may issue a written waiver to the permit requirements for wells drilled to determine the availability or quality of water. The State Engineer may grant such a waiver upon a showing of good cause. While the Company initially believed that good cause existed to grant such a waiver because it would likely be drilling for water at a depth and in an area where there has been no prior drilling for deep water reserves of potable water, few western states have a legal framework to address deep aquifer mining, which, when addressed at all, is treated as being no different than any other type of groundwater. Nevada law requires that the application be published in a newspaper of general circulation with notice given to the counties from which water would be diverted and to the counties to which it would be delivered. County commissioners would then review the application and provide comments to the State Engineer. Prior to granting the drilling permit, Nevada law permits comments from interested persons, which could result in an open forum consultation process that could cause indefinite delays. However, if the proposed use of the discovered unappropriated water does not tend to impair the value of existing rights and is not detrimental to the public interest, the State Engineer is required by statute (with some exceptions) to approve a permit application within one year, but may impose additional requirements, if necessary.

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

        Colorado.    According to Colorado laws and regulations, nontributary water in Colorado is devoted to beneficial use in amounts based upon conservation of the resource and protection of vested water rights. Nontributary ground water is allocated on the basis of ownership of the overlying land and an assumed aquifer life of 100 years. In general, the amount of nontributary ground water available for withdrawal is based on the quantity of water (excluding any artificial recharge) underlying the land owned or leased by the applicant. In addition, Colorado requires a permit to construct a well, or in the alternative, a decree from the Colorado Water Court determining rights to nontributary ground water. The Colorado Water Court also determines rights to nontributary ground water outside designated ground water basins. Permits are valid for one year only, but may be extended for an additional year upon a showing of good cause. An applicant that is not the owner of the overlying land can obtain a permit to withdraw nontributary ground water only if the landowner consents in writing to the applicant's withdrawal. A similar requirement applies to applications for determinations of rights to nontributary ground water filed with the Colorado Water Court.

        Unlike nontributary groundwater, tributary groundwater is subject to the prior appropriation doctrine. Under this doctrine, water rights are governed by a system of priorities favoring water users who first apply waters to beneficial use. Because the right to use tributary water is not tied to the overlying land, the applicant does not need to obtain permission from the landowner to withdraw tributary groundwater, although an applicant may need the permission of the landowner to construct a well. Construction of a well to withdraw tributary groundwater requires a permit from the state engineer. The measure and limit of a tributary water right is the amount of water that can be applied to beneficial use, rather than the amount of water in the aquifer underlying a particular parcel of land. In addition to applying for a well permit, the applicant must also apply to the appropriate Colorado Water Court to adjudicate its proposed tributary groundwater right, which requires the applicant to obtain water from another source to replace out-of-priority depletions to senior water rights (called a plan for augmentation), and requires the applicant to demonstrate to the water court that it can and will diligently appropriate water to beneficial use.

        The Company has not yet begun the adjudication of water rights in the Colorado Water Court. The Company intends to begin the adjudication process when it has completed gathering the hydrological and geographical data necessary to support an application in the Colorado Water Court.

        Environmental.    Prior to the commencement of work on the Nevada or Colorado Projects, the Company may be required in certain instances to comply with certain environmental regulations, which include the completion of an Environmental Impact Study. Based on its research, the Company believes that the drilling program and proposed pipeline route of either the Nevada or Colorado Project would cause minimal environmental impact. The Company may also be required to obtain approval from the Bureau of Land Management and the U.S. Fish and Game Department, among others. Construction of pipelines will also require compliance with numerous federal laws, including but not limited to the Endangered Species Act.

Development

        For the period from March 31, 1998 to March 31, 1999, the Company expended $160,200 for development. Subsequently, the Company scaled back on development expenditure from prior years and did not incur any development expense during the fiscal year ended March 31, 2000. For the fiscal years ended March 31, 2001 and 2002, the Company expended $284,016 and $300,253, respectively, for development expense in connection with updating the information contained in the Company's Database and drilling the Company's first exploratory well.

Employees

        As of March 31, 2002, the Company had two full-time employees and believes that relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

        As of March 31, 2002, the Company's principal place of business is 4391 S. Pearl Street, Las Vegas, Nevada 89121. The Company leases approximately 500 square feet from Steven Misner, the Company's chief executive officer, at a monthly rate of $500 for a two-year term expiring December 1, 2002. The Company believes that the lease is at or below market rate for comparable office space. See Part III—Item 12. "Certain Relationships and Related Transactions."

        In addition, the Company leases approximately 1,000 square feet of office space at 5A, 2500 4th Street S.W., Calgary, Alberta T2S1X6, at a monthly rate of US $1,200 per month, which the Company believes to be at or below the market rate for comparable office space.

        As of March 31, 2002, the Company has entered into approximately 35 separate leases for the right to drill and withdraw nontributary ground water underlying an aggregate of 25,007 gross and net acres, all of which are located in Colorado. The majority of the leases entered into by the Company are for five (5) year periods and typically require the Company to pay the lessor an amount equal to 15% of the proceeds received by the Company from the assignment or sale of any nontributary ground water withdrawn from an aquifer at a depth greater than 1,500 feet below the respective lessor's property, payable at the time of such assignment or sale.

        As of March 31, 2002, the Company did not own any property.

ITEM 3. LEGAL PROCEEDINGS.

        The Company is not a party to any legal proceedings that management believes to be material, and there are no such proceedings that are known to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        During the fourth quarter of the fiscal year ended March 31, 2002, the Company did not submit any matter to a vote of security holders through the solicitation of proxies or otherwise.

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

	High	Low
Fiscal Year 2001
Quarter Ending June 30, 2000	$0.25	$0.03
Quarter Ending September 30, 2000	$0.625	$0.03
Quarter Ending December 31, 2000	$0.55	$0.22
Quarter Ending March 31, 2001	$0.45	$0.25
Fiscal Year 2002
Quarter Ending June 30, 2001	$0.47	$0.35
Quarter Ending September 30, 2001	$0.47	$0.25
Quarter Ending December 31, 2001	$0.35	$0.25
Quarter Ending March 31, 2002	$0.85	$0.20
Fiscal Year 2003
Quarter Ending June 30, 2002	$2.85	$0.85
July 1st through August 26, 2002	$2.15	$0.70

The above information was obtained from the National Association of Security Dealers. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

        On July 31, 2002, the closing price of the Company's common stock was $0.80 per share. As of July 31, 2002, approximately 125 holders of record owned approximately 14,149,494 shares of the Company's common stock with the remaining shares held in street name through registered brokers. The Company's Transfer Agent is Securities Transfer Corporation located in Dallas, Texas.

        The Company has never declared or paid dividends on its common stock and does not intend to pay dividends on its common stock in the foreseeable future. Instead, the Company will retain its earnings to finance the expansion of its business and for general corporate purposes.

Change in Securities

        On January 2, 2002, the Company issued 200,000 shares of common stock to Thomas Lenney as a bonus for services rendered in his position as President of the Company. The fair market value of the shares of common stock at the date of issuance was $0.30 per share, for a total bonus of $60,000.

        On March 6, 2002, Arthur Webb, a former director of the Company, exercised his option to purchase 166,667 shares of the Company's common stock for total proceeds to the Company of $50,000.

        The offers and sales set forth above were made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act and Regulation D adopted thereunder. No broker/dealers were involved in the sales and no commissions were paid. All purchasers represented that they acquired the securities for investment, and all certificates issued to the purchasers contained a restrictive legend advising that the shares represented by the certificates may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        The following discussion should be read in conjunction with the audited Consolidated Financial Statements included herein. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of this Annual Report on Form 10-KSB. The Company's actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors.

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

        The Company is a development stage company primarily engaged in the exploration, development and marketing of potable water throughout the American Southwest. In connection with the acquisition of AIFECO, the Company acquired access to the Database, which the Company believes will provide surface drilling locations to mine deep (below 1,500 ft) subsurface aquifers. The Database provides specific information including surface location, depth(s) of aquifers, temperature, production capability and mineral properties from wells previously drilled. Once potential drilling sites are developed, the Company plans to market the water from the sites or, if the marketing effort proves unsuccessful, to sell the water rights to those sites.

PLAN OF OPERATION

        The Company raised approximately $2.5 million through private offerings to accredited investors during the fiscal years ended March 31, 2001 and 2002. The Company intends to continue using these funds to finance its exploration and drilling program. Utilizing the Database, the Company has identified a number of sites that it believes will provide potable water, including significant water reservoirs in Colorado and Nevada. Although the Company had once believed a majority of its revenues, if any, would be generated by the Nevada Project, in January 2001 the Company refocused its exploration efforts on sites in Colorado, Utah and New Mexico, due primarily to the technical and regulatory difficulties involved in transporting water 80 miles from the Nevada drill site to Las Vegas.

RESULTS OF OPERATIONS YEAR ENDED MARCH 31, 2002, COMPARED TO YEAR ENDED MARCH 31, 2001

        The Company incurred a net loss of $1,157,954 for the fiscal year ended March 31, 2002, as compared to a net loss of $786,000 for the fiscal year 2001. This increased loss is due primarily to an increase in operating expenses in the fiscal year 2002 as the Company significantly increased its level of activity. During the fiscal year 2002, the Company drilled its first exploratory well in Colorado, generated additional capital by selling its securities to fund future operations and sought to bring its taxation and securities filings up to date.

        During the fiscal year 2002, the Company's total development expense was $300,253, which consisted primarily of the costs of drilling the exploratory well. In fiscal year 2001, the Company paid $283,016 in development expenses, of which $237,816 related primarily to the acquisition and processing of new well information to update the Database.

        Salaries and payroll taxes increased to $224,048 in fiscal 2002 from $2,801 in fiscal 2001 as a result of the Company employing a full time president/geologist, as well as increased administrative and support services.

        Consulting fees increased to $190,937 from $84,975 in fiscal 2001, primarily related to $82,000 in fees paid for land brokerage.

        The Company incurred $161,738 in financing fees in fiscal 2002, which consists entirely of the fair market value assigned to common stock and warrants to purchase common stock issued to third parties for sourcing and obtaining equity financing, as compared to $246,810 in the fiscal year 2001.

        Professional fees increased from $51,612 in fiscal 2001 to $103,451 in fiscal 2002, primarily due to the Company's initiative to bring all of its prior year taxation and securities filings up to date.

        The Company incurred $60,000 of investor relations expense in fiscal 2002, whereas the Company incurred no expense for investor relations during fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations since inception primarily through the net proceeds generated from the sale of common stock and through loans and advances from stockholders and AIFE Canada. From inception through March 31, 2002, the Company received net cash proceeds from financing activities aggregating approximately $2.5 million from these transactions. During the fiscal year 2002, the Company received net cash proceeds from financing activities of $1,514,994, as compared to $947,473 in fiscal year 2001. The fiscal year 2002 net cash proceeds included non-interest bearing loans or advances in the amount of $297,356 received from AIFE Canada and $46,580 from certain shareholders. During the same period, the Company repaid $314,098 and $59,844 to AIFE Canada and the shareholders, respectively. See Part III—Item 12. "Certain Relationships and Related Transactions."

        As of March 31, 2002, the Company's working capital was $998,875 as compared to $339,918 at March 31, 2001. The Company's anticipated immediate liquidity and capital needs relate primarily to working capital, development costs, securing ground water leases, seeking buyers for the water and / or water rights and other general corporate requirements. Based on current plans, we believe the Company will meet its obligations and expenditure plans from existing capital resources for the next 12 months.

        The Company has no history of generating cash flow from its operations and had no revenue from operations during the three fiscal years ended March 31, 2002. Moreover, the Company does not anticipate earning revenue until such time as it has successfully acquired water rights and marketed the water or sold the water rights from one or more of its projects. The Company has incurred operating losses and negative cash flow each quarter and each year since 1993. During the fiscal year ended March 31, 2002, the Company had a negative cash flow from operating activities of $606,843 and an accumulated deficit of $3,568,316. Management of the Company believes it will continue to experience net losses on a quarterly and annual basis for the foreseeable future.

        Substantial financial, operational and management resources are needed for the exploration and utilization of deep-water reservoirs to provide potable water to municipalities. The Company's ability to locate substantial deep-water reservoirs capable of being utilized or sold is unknown. The Company's inability to locate and utilize significant water reserves capable of being transported to the end user in a financially viable fashion would have a material adverse effect on the Company's operations and financial condition.

        The Company's ability to pursue the Nevada and Colorado Projects and other projects and implement its business strategy is substantially dependent upon its ability to locate additional financing in significant quantities. The exact amount of additional financing required will depend on various factors including the following: the ability of the Company to enter into an agreement with a municipality or water provider, the speed with which the water extraction can be completed, the ability of the Company to arrange for transport of the water to the end user and the ability of the Company to obtain local, state and federal approvals. There can be no assurance that the Company will be able to obtain the funds necessary to exploit the Database, complete the Nevada and Colorado Projects or otherwise conduct its business.

ITEM 7. FINANCIAL STATEMENTS.

        The financial statements are filed as part of this Form 10-KSB immediately following the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        During the fiscal years ended March 31, 2001 and 2002, there have been no changes in or disagreements with the Company's principal independent accountant on accounting or financial disclosure. No principal independent accountant or subsidiary's independent accountant on whom the principal accountant has expressed reliance has resigned or been dismissed.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

        As of March 31, 2002, the Executive Officers and Directors of the Company were (1) Steven B. Misner, Chief Executive Officer and Director, (2) Barbara J. McAllister, Secretary, Chief Financial Officer and Director, (3) Thomas Lenney, President, Chief Operating Officer and Director and (4) Gary L. Beach, Director.

        As of the date hereof, the Executive Officers and Directors of the Company are:

Name and Addresses	Age	Position
Steven B. Misner	43	Chief Executive Officer and Director (President from September 1993 until October 2001)
Thomas W. Lenney	45	President, Chief Operating Officer and Director
Barbara J. McAllister	65	Secretary, Chief Financial Officer and Director
Gary L. Beach	50	Director
J. David Hershberger	44	Director
Tor Boswick, Jr	34	Director

        All directors hold office until the next annual meeting of stockholders, and until they or their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

        Steven B. Misner.    Mr. Misner has served as a Director of the Company since October 1993 and as its Chief Executive Officer since October 2001. Mr. Misner served as the Company's President from October 1993 until October 2001. In addition, during the past six (6) years, Mr. Misner has served as the President of AIFE Canada. In 1989, Mr. Misner initiated research into the viability of utilizing underground water reservoirs that could meet the water requirements of the American Southwest. In 1986, Mr. Misner negotiated the acquisition of the Petroleum Research Corporation's database of the United States. In 1985, he initiated a Hydrodynamics Division to study underground waterflow patterns. In 1983, Mr. Misner spearheaded the acquisition of the Canadian database.

        Thomas W. Lenney.    Mr. Lenney has served as President, Chief Operating Officer and Director of the Company since October 2001. During the past five (5) years, Mr. Lenney worked in the oil and gas exploration industry, working for British Petroleum as a principal geologist from September 2000 until October 2001 and for Vastar Resources as a principal geologist and exploration business analyst from January 1997 until September 2000. Mr. Lenney holds an MA in Geology from the State University of New York at Binghamton and a BA in Geology from Hamilton College.

        Barbara J. McAllister.    Ms. McAllister has served as the Secretary, Chief Financial Officer and as a Director of the Company since October 1993. During the past six (6) years, Ms. McAllister has also been the Executive Vice President and Treasurer of AIFE Canada. Ms. McAllister holds Bachelor of Education and Bachelor of Arts degrees from the University of Calgary, in Calgary, Alberta, Canada.

        Gary L. Beach.    Mr. Beach became a director of the Company in 1999. Mr. Beach holds a BSC in Environmental Engineering from the Kennedy Western University and an MSC in Business Administration from the University of Phoenix. Mr. Beach is a qualified witness in state and federal proceedings pertaining to the production and distribution of water with twenty-one (21) years of experience in the industry. During the past five (5) years he served as President of Beach Resources, a consulting firm in Aspen, Colorado.

        J. David Hershberger.    Mr. Hershberger became a director of the Company in June 2002. Since March 2002, Mr. Hershberger has served as Corporate Counsel for Intrado, Inc., an operational support services software company in Boulder, Colorado. From 1997 to February 2001, he worked as an attorney for two prominent Denver, Colorado law firms. Mr. Hershberger received a B.S.B.A., J.D. and M.B.A from Washington University in St. Louis and a LL.M. from Georgetown University Law Center.

        Tor Boswick, Jr.    Mr. Boswick became a director of the Company in June 2002. He currently serves as the Chief Executive Officer of Mi4e, Inc., an early stage wireless infrastructure software developer. From 1999 to 2001, he served as the Vice Chairman of FoodTrader.com, a business-to-business exchange for the food industry, and from 1998 to 1999, he was a founder of and served as Chief Executive Officer and Chairman of Enhance Surgical, a company that focused on the acquisition and management of cosmetic surgery centers.

ITEM 10. EXECUTIVE COMPENSATION.

        The following table provides certain summary information concerning compensation paid to the Company's chief executive officer and president for the fiscal year ended March 31, 2002. For the fiscal years ended March 31, 2001 and 2000, no direct compensation was paid to any officer or director.

Long-term Compensation Awards
Compensation Paid During Fiscal Year
Name and Position					Restricted Stock Awards	Options & SARs	Other Compensation
	Year	Salary($)		Bonus($)
Steven B. Misner CEO since 10/93 and President from 10/93 until 10/01(1)	2002 2001	$ $	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Thomas W. Lenney President since 10/01(2)	2002		$161,050	-0-	-0-	200,000	-0-

(1)
Mr. Misner received $86,000 from the Company as payment for consulting services performed by 944701 Alberta LTD, a consulting company controlled by Mr. Misner. See Part III—Item 12. "Certain Relationships and Related Transactions."

(2)
Pursuant to Mr. Lenney's employment agreement with the Company, Mr. Lenney received (i) $101,050 in salary, (ii) 200,000 shares of the Company's common stock as a performance bonus, with an aggregate fair market value of $60,000, or $0.30 per share, and (iii) options to purchase 200,000 shares of the Company's common stock at $0.001 per share, which vest pro rata on a monthly basis for a period of four years. According to the terms of his employment agreement, Mr. Lenney will receive on each anniversary date of his employment with the Company, an additional option to purchase 200,000 shares of common stock on the same terms and conditions as set forth herein.

Except as set forth herein, the Company paid no direct or indirect compensation to any of its executive officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth information with respect to the beneficial ownership of the Company's common stock as of July 31, 2002, with respect to (i) each of the Company's directors and the Named Executive Officers; (ii) each stockholder known by us to be the beneficial owner of 5% or more of the Company's common stock; (iii) all of the Company's executive officers and directors as a group. Unless otherwise indicated, the address for each person or entity below is c/o Southwestern Water Exploration Co., 4391 S. Pearl Street, Las Vegas, Nevada 89121.

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

        Except as indicated by footnote and except for community property laws where applicable, the persons named in the table below have voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 19,583,131 shares of common stock outstanding as of July 31, 2002.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Steven B. Misner(1)*	2,378,852	11.3%
Barbara J. McAllister(2)*	2,680,383	12.8%
Gary L. Beach*	50,000	0.26%
Thomas Lenney(3)*	377,600	1.9%
David Hershberger**	0	0%
Tor Boswick Jr.**	0	0%
Landmark Global Financial Corporation(4)	1,069,228	5.4%
Antebi Children's Insurance and Other Trust	1,200,000	6.1%
Nathan A. Low(5)	6,000,000	25.4%
Nathan A. Low Family Trust(6)	6,857,145	28.4%
Sunrise Foundation Trust(7)	5,000,000	22.1%
Providence Capital Corporation(8)	1,250,000	6.1%
Mid-Ocean Investments Ltd.(9)	2,465,191	11.59%
Geoffrey Shulman(10)	1,500,000	7.37%
Executive Officers and Directors As a Group (6 persons)(11)	5,486,835	24.38%

*
Messrs. Misner, Beach and Lenney and Ms. McAllister served as members of the Board of Directors as of March 31, 2002 and remain directors as of the time of the filing hereof.

**
Messrs. Hershberger and Boswick were appointed as directors in June 2002.

(1)
Consists of (i) 945,736 shares of common stock, (ii) 1,266,449 shares of common stock issued to AIFE Canada and subsequently distributed to Mr. Misner on August 7, 2002, and (iii) pursuant to Mr. Misner's exercise of stock options in May 2002, 166,667 shares of common stock that have not been issued as of the date of the filing hereof. See Part III—Item 12. "Certain Relationships and Related Transactions."

(2)
Includes (i) 1,247,267 shares of common stock, (ii) 1,266,449 shares of common stock issued to AIFE Canada and subsequently distributed to Ms. McAllister on August 7, 2002, and (iii) pursuant to Ms. McAllister's exercise of options in May 2002, 166,667 shares of common stock that have not been issued as of the date of the filing hereof. See Part III—Item 12. "Certain Relationships and Related Transactions."

(3)
Includes 50,000 shares of common stock underlying immediately exercisable options and 27,600 shares owned jointly by Mr. Lenney and his spouse, Tamara W. Lenney.

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

(6)
Consists of 2,285,715 shares of common stock and 4,571,430 shares currently exercisable warrants, of which 2,285,715 are exercisable at $1.50 per share and 2,285,715 at $3.00 per share, held by Lisa Low, as custodian for the Nathan A. Low Family Trust for the benefit of the minor children of Lisa and Nathan Low. Lisa Low is the spouse of Nathan A. Low. Each of Lisa and Nathan Low disclaim beneficial ownership of shares owned by the Nathan A. Low Family Trust. See footnote 5 above.

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

(9)
Includes (i) an aggregate of 1,495,174 shares of common stock underlying currently exercisable warrants, with the following exercise prices: 500,000 at $0.25 per share; 230,000 at $0.50 per share; 40,000 at $1.00 per share; 40,000 at $2.00 per share; 342,587 at $1.50 per share; and 342,587 at $3.50 per share; and (ii) 310,000 shares of common stock authorized for issuance to Mid-Ocean, but yet not issued as of the date of the filing hereof. Mid-Ocean Investments is controlled by Tor Boswick, Sr., the father of Tor Boswick, Jr., who currently serves as a member of the Company's Board of Directors. The address for Mid-Ocean Investments is 4th Floor Jardine Bldg., 33 Reid St., Hamilton, Bermuda.

(10)
Includes 1,000,000 shares of common stock underlying warrants, 500,000 of which are currently exercisable at $1.00 per share and 500,000 at $2.00 per share.

(11)
Includes an aggregate of 2,916,232 shares of common stock, consisting of (i) 2,532,898 shares of common stock issued on August 7, 2002, (ii) 333,334 shares of common stock to be issued pursuant to the exercise of stock options (see footnotes (1) and (2) above), and (iii) 50,000 shares underlying currently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        On September 1, 1993, AIFECO obtained a non-exclusive license to use the Database (the "License Agreement") from AIFE Canada, a company controlled by Steven Misner and Barbara McAllister, each of whom are also officers and directors of the Company. The license, which expires in September 2013, was acquired for $1.00 plus a license fee of ten percent (10%) of the annual net cash flow profits of AIFECO, with a one-year maximum of $150,000 and a maximum aggregate fee of $1,500,000. Neither AIFECO nor the Company has paid any amounts to AIFE Canada in connection with the License Agreement. However, the Company has made payments to AIFE Canada for additions to the Database. From March 31, 1998 through March 31, 2000, the Company paid an aggregate of $160,200 to AIFE Canada for Database updates and an additional $321,816 during the fiscal years ended March 31, 2001 and 2002. AIFE Canada has billed the Company for these updates at the same rate as charged to third parties.

        For the fiscal year ended March 31, 2000 through September 1, 2001, the Company and AIFECO shared office space, telephone and certain office personnel with AIFE Canada, at a monthly rental rate of $1,000, which the Company believed to be at or below market rate for comparable office space.

        AIFE Canada has from time to time advanced funds to the Company which were used for working capital. On August 21, 2000, the Company's Board of Directors resolved to issue 2,979,880 shares of its common stock to AIFE Canada as repayment of $655,574 owed to AIFE Canada, at a value of $0.22 per share, which was determined by the Board to be the fair market value of the shares at that date. See Note 3 to the Consolidated Audited Financial Statements—"Related party transactions." On August 7, 2002, the Company issued and AIFE Canada distributed the shares to its shareholders as follows: 1,266,449 shares of common stock to each of Steven Misner and Barbara McAllister and 446,982 to Sinalta Investments.

        During the fiscal year ended March 31, 2002, the Company received an aggregate of $383,774 in non-interest bearing advances from AIFE Canada and made total payments to AIFE Canada in the amount of $400,516 for advances made during the fiscal year 2002 and 2001. As of March 31, 2002, the Company owed $17,303 to AIFE Canada. During the fiscal years ended March 31, 1999, 2000 and 2001, the Company repaid, net of advances received, to AIFE Canada $98,291, $50,000 and $239,329, respectively. The amounts advanced by AIFE Canada are not evidenced by a written instrument, do not bear interest and have no fixed maturity date.

        In December 2001, the Company relocated its principal place of business to Las Vegas, Nevada and currently leases approximately 500 square feet from Steven Misner, the Company's chief executive officer, at a monthly rate of $500 for a two-year term, which the Company believes to be at or below market rate for comparable office space.

        During the fiscal year ended March 31, 2002, the Company paid $86,000 to 944701 Alberta LTD for consulting services performed by Mr. Misner as president of 944701 Alberta LTD.

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
10.2		1999 Performance Stock Option Plan, incorporated by reference to Exhibit 10.2 of Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001 as filed on August 8, 2002.
10.2	(a)
Amendment No. 1 to 1999 Performance Stock Option Plan, incorporated by reference to Exhibit 10.2 of Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001 as filed on August 8, 2002.
10.3
Employment Agreement dated October 10, 2001, by and between the Registrant and Thomas Lenney, incorporated by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001 as filed on August 8, 2002.
10.3	(a)
Amendment to the Employment Agreement by and between the Registrant and Thomas Lenney, effective June 29, 2002, incorporated by reference to Exhibit 10.3(a) of Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001 as filed on August 8, 2002.
(b)
Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 2002.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWESTERN WATER EXPLORATION CO.
Date: August 27, 2002	By:	/s/ STEVEN B. MISNER Steven B. Misner Chief Executive Officer

        In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the undersigned, thereunto duly authorized.

Date: August 27, 2002	By:	/s/ STEVEN B. MISNER Steven B. Misner Chief Executive Officer and Director
Date: August 27, 2002	By:	/s/ THOMAS LENNEY Thomas Lenney President and Director
Date: August 27, 2002	By:	/s/ BARBARA J. MCALLISTER Barbara J. McAllister Secretary, Chief Financial Officer and Director
Date: August 27, 2002	By:	/s/ GARY L. BEACH Gary L. Beach Director
Date: August 27, 2002	By:	/s/ J. DAVID HERSHBERGER J. David Hershberger Director
Date: August 27, 2002	By:	/s/ TOR BOSWICK, JR. Tor Boswick, Jr. Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT
BY NON-REPORTING ISSUERS

        The issuer has not furnished any annual reports or proxy statements to its security holders.

Independent Auditors' Report

        We have audited the accompanying consolidated balance sheets of Southwestern Water Exploration Co. as at March 31, 2002 and 2001 and the related consolidated statements of loss and deficit and cash flows for the years then ended and for the period from commencement of operations on April 1, 1992 to March 31, 2002. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Water Exploration Co. as at March 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and for the period from commencement of operations on April 1, 1992 to March 31, 2002 in conformity with United States generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Corporation has incurred recurring losses and remains dependent upon raising additional equity financing to continue operating as a going concern. Management's plans in regard to these matters are disclosed in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(Signed) "KPMG LLP"

Chartered Accountants

Calgary, Canada
July 19, 2002

Southwestern Water Exploration Co.
(A Development Stage Enterprise)

Consolidated Balance Sheets

March 31, 2002 and 2001

(Expressed in U.S. Dollars)

	2002	2001
Assets
Current assets:
Cash and cash equivalents	$1,299,357	$403,424
Accounts receivable	10,193	1,794
Prepaid to affiliated corporation (note 4)	77,000	—

	1,386,550	405,218
Capital assets, at cost less accumulated depreciation of $15,254 (2001—$11,765)	20,109	11,380
License and other assets	201	201

	$1,406,860	$416,799

Liabilities and Shareholders' Equity (Deficiency)
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$387,675	$52,034
Advances from shareholder	—	13,266

	387,675	65,300
Advances from affiliated corporation (note 4)	17,303	34,045
Minority interest (note 5)	9,975	24,975
Shares to be issued (note 6(c))	763,574	1,417,559
Shareholders' equity (deficiency):
Share capital (note 6)	4,087,889	1,576,522
Deficit accumulated during development stage	(3,568,316)	(2,410,362)
Deficit accumulated prior to April 1, 1992	(291,240)	(291,240)

	228,333	(1,125,080)

Future operations (note 2)
Subsequent events (note 9)

	$1,406,860	$416,799

See accompanying notes to consolidated financial statements.

Southwestern Water Exploration Co.
(A Development Stage Enterprise)

Consolidated Statements of Loss and Deficit

(Expressed in U.S. Dollars)

			Period from commencement of operations on April 1, 1992 to March 31, 2002
	Years ended March 31,
	2002	2001
			(note 3)
Interest income	$16,248	$8,956	$25,707
Expenses:
Development	300,253	284,016	1,705,274
Salary	190,988	2,801	193,789
Consulting fees	190,937	84,975	307,485
Financing fees	161,738	246,810	408,548
Professional	103,451	51,612	355,380
Office expense	85,486	85,695	299,442
Investor relations	60,000	—	60,000
Payroll taxes	33,060	—	33,060
Travel	32,219	14,273	69,101
Business taxes	1,785	2,361	4,146
Bank charges	1,329	474	9,576
Compensation expense on granting of stock options	8,312	—	108,312
Miscellaneous	1,155	1,212	4,601
Commission	—	20,055	20,055
Depreciation	3,489	672	15,254

	1,174,202	794,956	3,594,023

Net loss	(1,157,954)	(786,000)	(3,568,316)
Deficit, beginning of period	(2,410,362)	(1,624,362)	—

Deficit, end of period	$(3,568,316)	$(2,410,362)	$(3,568,316)

Net loss per common share	$(0.06)	$(0.07)

See accompanying notes to consolidated financial statements.

Southwestern Water Exploration Co.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

			Period from commencement of operations on April 1, 1992 to March 31, 2002
	Years ended March 31,
	2002	2001
			(note 3)
Cash provided by (used in):
Operating activities:
Net loss	$(1,157,954)	$(786,000)	$(3,568,316)
Items not involving cash:
Depreciation	3,489	672	15,254
Stock issued for services	244,000	235,000	479,000
Warrants issued for services	45,068	61,810	106,879
Compensation expense on granting of stock options	8,312	—	108,312
Net change in non-cash operating working capital:
Accounts receivable	(8,399)	(1,794)	(10,193)
Accounts payable and accrued liabilities	335,641	(47,716)	387,678
Prepaid to affiliated corporation	(77,000)	—	(77,000)

	(606,843)	(538,028)	(2,558,386)
Financing activities:
Advances from affiliated corporation	297,356	311,483	1,401,047
Repayment of advances from affiliated corporation	(314,098)	(312,995)	(801,010)
Advances from shareholder	46,580	—	59,846
Repayment of advances from shareholder	(59,844)	—	(59,845)
Issuance of share capital	1,560,000	299,000	2,692,572
Minority interest	(15,000)	—	601,189
Shares to be issued	—	649,985	—

	1,514,994	947,473	3,893,799
Investing activities:
Purchase of capital assets	(12,218)	(8,693)	(36,056)

Increase in cash and cash equivalents	895,933	400,752	1,299,357
Cash and cash equivalents, beginning of period	403,424	2,672	—

Cash and cash equivalents, end of period	$1,299,357	$403,424	$1,299,357

See accompanying notes to consolidated financial statements.

Southwestern Water Exploration Co.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended March 31, 2002 and 2001

(Expressed in U.S. Dollars)

1. Incorporation and basis of presentation:

        Southwestern Water Exploration Co. (the "Corporation") is incorporated under the laws of the State of Colorado and is planning to develop projects for the production of water reservoirs in the United States. The Corporation drilled its first exploratory well in 2002

        These financial statements are presented using U.S. dollars as the functional and reporting currency and have been prepared in accordance with generally accepted accounting principles in the United States. They include the accounts of the Corporation and its wholly owned subsidiary, American Institute of Formation Evaluation Co. ("AIFECO"). All significant intercompany balances and transactions have been eliminated in consolidation.

2. Future operations:

        These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Corporation will continue in operations for the foreseeable future and will be able to realize its assets and discharge its obligations in the normal course of operations.

        At March 31, 2002 the Corporation is in the development stage and has no history of generating cash flow from its operations. The Corporation intends to develop and market potable water throughout the southwest United States and has identified a number of sites which it believes will provide potable water, including a significant water reservoir in Nevada. In order to develop these sites the Corporation needs to acquire access rights and raise financing in order to commence drilling. Once developed, it is the intent of the Corporation to market the water from these sites, or in the event it is unsuccessful, to sell the water rights.

        During its development stage, the Corporation has funded its operating activities primarily by issuing equity. The Corporation anticipates that it will be necessary to issue additional equity to fund future activities. During 2002 the Corporation raised $1,560,000 from private placements.

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

  (i)
  Period from commencement of operations:

        April 1, 1992 is considered the commencement of the current development stage activities of the Corporation. Prior to this date, the subsidiary was involved in other unrelated activities. Accordingly, cumulative amounts from April 1, 1992 to March 31, 2002 have been reported in the statements of loss and deficit, cash flows and the share capital note.

4. Related party transactions:

        AIFE, American Institute of Formation Evaluation Ltd. ("AIFE Canada"), an affiliate, provides updates to the Corporation's licensed proprietary database. During 2002 $7,000 (2001—$237,816) was charged by AIFE Canada for the updates, which costs are included in development expenses of the Corporation. In addition, the Corporation paid AIFE Canada $77,000 in advances for updates to be completed in 2003. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

        From time to time amounts are also advanced by AIFE Canada to the Corporation as and when required for operating purposes. There is, however, no obligation for AIFE Canada to make future advances. During 2002, the Corporation repaid $16,342, net of advances, to AIFE Canada. (2001—net advances from AIFE Canada of $239,329).

        During 2002, the Corporation agreed to issue 2,979,880 common shares to AIFE Canada, extinguishing $655,574 of net amounts due to AIFE Canada. The value of $0.22 per share issued was determined by the Board to be the fair value of the common shares at that date. The shares have not yet been issued.

        The advances from AIFE Canada of $17,303 (2001—$33,645) are non-interest bearing with no fixed terms of repayment and are classed as long-term as the affiliate has agreed not to demand repayment within the next year.

        On September 1, 1993 the Corporation acquired an exclusive 20-year license to use data owned by AIFE Canada to explore for water in the Continental United States. The license was acquired for $1 plus a license fee of 10% of the annual net cash flow from operations of the Corporation, to a maximum aggregate license fee of $1.5 million over the license term.

5. Minority interest:

        The minority interest consists of preferred shares issued by the Corporation's operating subsidiary. During the year ended March 31, 1999 all except 25,000 preferred shares with a value of $24,975 were converted to common shares of the Corporation (note 6). The outstanding preferred shares are redeemable at the discretion of the subsidiary at the issued value of $1 per share and dividends are payable at the discretion of the subsidiary. During 2002, the Corporation's subsidiary redeemed 15,000 preferred shares, reducing the minority interest to $9,975.

6. Share capital:

  (a)
  Authorized:

    50,000,000 preferred shares with a par value of $.001 per share
    150,000,000 common shares with a par value of $.001 per share

  (b)
  Issued and outstanding:

	Number of shares	Amount	Subscriptions receivable
Issued and outstanding, April 1, 1992	12,300,000	$492	$—
Effect of reverse split, October 23, 1993	(11,808,000)	—	—
Elimination of deficit	—	(492)	—
Shares issued in reverse takeover	4,500,000	325	15

Balance, March 31, 1994	4,992,000	325	15
Issued for cash	30,000	30	—
Amounts receivable collected	—	15	(15)

Balance March 31, 1995	5,022,000	370	—
Issued for cash and subscriptions receivable	235,000	220	15

Balance March 31, 1996	5,257,000	590	15
Issued for cash and subscriptions receivable	265,000	245	20

Balance, March 31, 1997	5,522,000	835	35
Issued for cash and subscriptions receivable	151,000	126	25

Balance, March 31, 1998	5,673,000	961	60
Issued on conversion of preferred shares	1,172,000	835,971	—
Issued on conversion of warrants	1,008,120	—	—
Issued for cash	326,000	119,078	—
Issued in exchange for reduction of amount due to affiliated corporation	80,000	35,500	—
Issued for consulting services rendered	300,000	—	—

Balance, March 31, 1999	8,559,120	991,510	—
Issued for cash	1,200,000	1,200	—
Value attributed to compensation expense on granting of stock options	—	100,000	—

Balance, March 31, 2000	9,759,120	1,092,710	—
Issued for cash	1,500,000	299,000	—
Issued for services rendered	820,000	215,000	—
Issued to correct prior period error	55,200	—	—
Value attributed to warrants issued for services rendered	—	102,791	—
Stock issuance costs	—	(132,979)	—

Balance, March 31, 2001	12,134,320	1,576,522	—
Issued for cash	4,314,287	1,510,000	—
Issued for services rendered	952,857	381,035	—
Stock options exercised	166,667	50,000	—
Value attributed to warrants issued for services rendered	—	116,637	—
Issued for cash and services received in prior year	1,550,000	669,985	—
Issued for cash received subsequent to year-end	250,000	—	100,000
Correction of prior year overstatement	(15,000)	—	—
Stock issuance costs	—	(224,602)	—
Value attributed to compensation expense on granting of stock options	—	79,800	—
Deferred compensation expense related to granting of stock options	—	(71,488)	—

	19,353,131	$4,087,889	$100,000

        During 2002, the Corporation issued 4,314,287(2001—1,500,000) common shares for cash proceeds of $1,510,000 (2001—$299,000). The Corporation issued 166,667 shares for cash proceeds of $50,000 from the exercise of stock options.

        During 2002 the Corporation issued 952,857 (2001—1,100,000) shares for services rendered. These shares were recorded at their fair value at the date on which the agreement for services was entered in to, if determinable, or otherwise at the date the shares were issued. Stock issuance costs included $153,035 (2001—$nil), $nil of shares to be issued (2001—$92,000) and $67,576 (2001—$39,947) of value attributed to warrants issued for services rendered.

  (c)
  Shares to be issued:

        The Corporation authorized for issuance 40,000 shares for services rendered during 2002 and 230,000 shares for services rendered during 2001 that which were not yet issued at March 31, 2002. The fair value of these shares was $108,000, of which $16,000 has been included in stock issuance costs in 2002 and $92,000 had been included in stock issuance costs in 2001.

        On August 21, 2000, the Board of Directors resolved to issue 2,979,880 common shares to AIFE Canada as repayment of $655,574 of amounts owing to AIFE Canada. The value of $0.22 per share issued was determined by the Board to be the fair value of the common shares at that date. The shares have not yet been issued.

  (d)
  Conversion of preferred shares and warrants:

        During the year ended March 31, 1999 the Corporation offered its shareholders the opportunity to convert their preferred shares in AIFE to common shares in Southwestern Water Exploration Co. and to convert their warrants of Southwestern Water Exploration Co. to common shares in Southwestern Water Exploration Co. This resolution was passed by the Board of Directors on June 19, 1998. Due to the conversion of the preferred shares, the minority interest in the balance sheet has decreased to $9,975 representing those shareholders who do not wish to convert their AIFE preferred shares. The option attached to the outstanding warrants of the minority interest shares expired April 30, 1998 and no options were exercised.

  (e)
  Stock options:

        The Corporation has an incentive stock option plan, which provides for the granting by the Board of Directors of up to 3,000,000 stock options to directors, officers and employees for the purchase of authorized but unissued common shares. Stock option vesting privileges are established by the Board.

	March 31, 2002		March 31, 2001
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	500,000	$0.30	500,000	$0.30
Granted	200,000	0.001	—	—
Exercised	166,667	0.30	—	—
Forfeited	—	—	—	—

Outstanding, end of year	533,333	$0.28	500,000	$0.30

Exercisable, end of year	355,555	$0.28	500,000	$0.30

        Of the 533,333 options outstanding, 200,000 with an exercise price of $0.001 per share do not expire, and the remaining 333,333 with an exercise price of $0.30 per share expire May 27, 2002.

        In 2002, the Corporation granted to a senior officer 200,000 options to purchase common shares at an option price of $.001 per share. These options vest over a four year period from the date of grant. The Corporation has calculated the intrinsic value of these options to be $79,800 of which $8,312 has been charged as compensation expense in 2002 and the remainder has been deferred.

  (f)
  Warrants:

        During the year ended March 31, 2002 the Corporation issued 11,142,668 warrants, each warrant entitling the holder to acquire one common share of the corporation.

        The warrants issued and outstanding at March 31, 2002 were as follows:

Number of warrants	Exercise price	Expiration date
200,000	$0.25	July 1, 2002
50,000	0.25	July 8, 2002
500,000	0.25	July 11, 2003
1,200,000	0.50	September 15, 2003
200,000	0.50	November 15, 2002
100,000	0.50	April 14, 2003
230,000	0.50	February 23, 2004
250,000	1.00	April 14, 2003
1,000,000	1.00	October 1, 2003
500,000	1.00	February 23, 2003
40,000	1.00	February 26, 2003
250,000	1.50	April 14, 2003
1,000,000	1.50	October 1, 2003
4,627,762	1.50	November 1, 2004
28,572	1.50	January 2, 2005
540,000	2.00	November 19, 2003
4,285,175	3.00	November 1, 2004
28,572	3.00	January 2, 2005
342,587	3.50	November 1, 2004
75,000	0.50	Conditional
75,000	0.75	Conditional
50,000	1.00	Conditional

15,572,668

        200,000 warrants have conditional expiry dates and all relate to the drilling and testing of the Corporation's first well in the Hygiene formation in Colorado. 75,000 warrants (the "$0.50 warrants") with an exercise price of $0.50 per warrant, expire six months following the completion of the drilling and testing of the Hygiene test well. An additional 75,000 warrants (the "$0.75 warrants") with an exercise price of $0.75 per warrant expire six months following the exercise of the $0.50 warrants. The remaining 50,000 warrants with an exercise price of $1.00 per warrant expire six months following the exercise of the $0.75 warrants.

        975,174 (2001—930,000) of the warrants issued were for services rendered, the fair value of the warrants was determined to be $116,637 (2001—$102,789) calculated using the Black Scholes pricing model with the following weighted average assumptions:

Risk free interest rate	3.7%
Volatility	100%
Life of the warrant	2.5 years
Dividend yield	0%

7. Income taxes:

        The provision for income taxes differs from the amount obtained by applying the combined federal and state income tax rates to net loss for the years ended March 31, 2002 and 2001, respectively, as follows:

	2002	2001
Combined income tax rate	37.14%	37.14%
Computed "expected" tax recovery	$426,977	$291,920
Reduction in income taxes resulting from:
Change in valuation allowance	(423,679)	(290,810)
Other, net	(3,298)	(1,110)

Provisions for income taxes	$—	$—

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2002 and 2001 are presented below.

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$585,600	$158,679
Start-up expenditures	844,563	844,563

Total gross deferred tax assets	1,430,163	1,003,242
Less valuation allowance	(1,425,849)	(1,002,170)
Net deferred tax assets	4,314	1,072
Deferred tax liabilities:
Capital assets	(4,314)	(1,072)

Net deferred assets	$—	$—

        The valuation allowance for deferred tax assets as of March 31, 2002 and 2001 was $1,425,849 and $1,002,170, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Corporation will need to generate future taxable income of approximately $3,850,000 prior to the expiration of the loss carryforwards in 2021.

        At March 31, 2002, the Corporation has net operating loss carryforwards for federal income tax purposes of $1,576,945, which are available to offset future federal taxable income, if any, through 2022. In addition, the Corporation has start-up expenditures of $2,274,000, which must be amortized to income on a straight-line basis by March 31, 2006.

8. Accounts payable and accrued liabilities:

        Accounts payable and accrued liabilities at March 31, 2002 include $264,534 for drilling costs incurred on the Corporation's first exploratory well.

9. Subsequent events:

        Subsequent to March 31, 2002, the corporation granted 250,000 stock options to each of its five directors. The options vest evenly over three years and are exercisable at the fair market value of the corporation's common stock on the date of grant.