Form 10QSB
period 2002-06-30
SOUTHWESTERN WATER EXPLORATION CO
filed 2002-09-10
CIK 819690

Use these links to rapidly review the document
SOUTHWESTERN WATER EXPLORATION CO. FORM 10-QSB INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period than the registrant required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        As of July 31, 2002, the Registrant had 19,583,131 shares of its common stock outstanding.

        Transitional Small Business Disclosure Format: Yes ☐    No ☒

SOUTHWESTERN WATER EXPLORATION CO.
FORM 10-QSB
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

(Expressed in U. S. Dollars)

	June 30, 2002	March 31, 2002
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$887,406	$1,299,357
Accounts receivable	10,193	10,193
Prepaid to affiliated corporation	65,600	77,000

	963,199	1,386,550
Due from affiliated corporation	10,073	—
Capital assets, at cost less accumulated depreciation of $16,259 (2002-$15,254)	22,436	20,109
License and other assets	201	201

	$995,909	$1,406,860

Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$151,244	$387,675
Advances from affiliated corporation	—	17,303
Minority interest	9,975	9,975
Shares to be issued (note 4)	934,464	763,574
Shareholders' deficiency:
Share capital (note 4)	4,366,636	4,087,889
Deficit accumulated during development stage	(4,175,173)	(3,568,316)
Deficit accumulated prior to April 1, 1992	(291,240)	(291,240)

	(99,774)	228,333

	$995,909	$1,406,860

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF LOSS AND DEFICIT

(Expressed in U. S. Dollars)

	Three months ended June 30,		Cumulative amounts from April 1, 1992 (inception) to June 30,
	2002	2001	2002
	(unaudited)	(unaudited)	(unaudited)
Interest income	$15,649	$260	$41,356
Expenses:
Development	114,876	—	1,820,510
Consulting fees	46,000	35,989	353,485
Salary	48,797	41,273	275,646
Office expense	30,185	45,149	329,627
Travel	21,332	4,268	90,433
Financing services	296,895	117,738	909,693
Professional	62,019	2,476	417,399
Compensation expense on granting of stock options	649	—	108,691
Bank charges	481	128	10,057
Miscellaneous	267	347	4,868
Investor relations	—	15,000	60,000
Commission	—	—	20,055
Business Taxes	—	—	4,146
Depreciation	1,005	872	16,259

	622,506	263,240	4,421,139

Net loss	(606,857)	(262,980)	(4,379,783)
Deficit, beginning of period	(3,568,316)	(2,410,362)	—

Deficit, end of period	$(4,175,173)	$(2,673,342)	$(4,379,783)

Net loss per common share	$(0.03)	$(0.02)	N/A

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in U. S. Dollars)

	Three months ended June 30,		Cumulative Amounts from April 1, 1992 (inception) to June 30,
	2002	2001	2002
	(unaudited)	(unaudited)	(unaudited)
Cash flows from (used in) operating activities:
Operations:
Net loss	$(606,857)	$(262,980)	$(4,379,783)
Items not involving cash:
Depreciation	1,005	872	16,259
Compensation expense on granting of stock options	—	—	108,312
Stock issued for services	130,240	120,000	719,000
Warrants issued for services	178,750	45,070	391,879
Net change in non-cash operating working capital:
Accounts receivable	—	(3,467)	(10,193)
Accounts payable and accrued liabilities	(236,431)	94	151,244
Prepaid to affiliated corporation	11,400	—	(77,000)

	(521,893)	(100,411)	(3,080,282)
Financing:
Advances to affiliated corporation	(10,073)	—	1,390,974
Repayment of advances from affiliated corporation	(17,303)	(48,237)	(818,313)
Advances from shareholder	—	—	59,846
Repayment of advances from shareholder	—	(14,939)	(59,845)
Issuance of share capital	100,000	—	2,142,560
Minority interest	—	—	601,189
Shares to be issued	40,650	—	690,635

	113,274	(63,176)	4,007,076
Investments:
Purchase of capital assets	(3,332)	—	(39,388)

Increase (decrease) in cash and cash equivalents	(411,951)	(163,587)	887,406
Cash and cash equivalents, beginning of period	1,299,357	403,424	—

Cash and cash equivalents, end of period	$887,406	$239,837	$887,406

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Expressed in U. S. Dollars)

June 30, 2002

1. Incorporation and basis of presentation:

        Southwestern Water Exploration Co. (the "Company") is incorporated under the laws of the State of Colorado and is planning to develop projects for the production of water reservoirs in the United States.

        These financial statements are presented using U.S. dollars as the functional and reporting currency and have been prepared in accordance with generally accepted accounting principles in the United States. The financial information included herein is unaudited. These interim financial statements follow the same accounting policies and methods of application as the most recent annual audited financial statements dated March 31, 2002 and should be read in conjunction with those financial statements. The disclosures herein are incremental to those included within the annual financial statements.

2. Organization and business:

        These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its obligations in the normal course of operations.

        At June 30, 2002, the Company is in the development stage and has no history of generating cash flow from its operations. The Company intends to develop and market potable water throughout the southwest United States and has identified a number of sites that it believes will provide potable water, including a significant water reservoir in Colorado. In order to develop these sites, the Company needs to acquire access rights and raise financing in order to commence drilling. Once developed, it is the intent of the Company to market the water from these sites, or in the event it is unsuccessful, to sell the water rights.

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

3. Related party transactions:

        From time to time amounts are advanced by AIFE Canada to the Company as and when required for operating purposes. There is, however, no obligation for AIFE Canada to make future advances. During the three months ended June 30, 2002, the Company repaid $27,376, (2001—$48,237) net of advances, to AIFE Canada.

        The advances from AIFE Canada are non-interest bearing with no fixed terms of repayment and are classed as long-term as the affiliate has agreed not to demand repayment within the next year.

4. Share capital:

  (a)
  Authorized: 50,000,000 preferred shares with a par value of $.001 per share and 150,000,000 common shares with a par value of $.001 per share.

  (b)
  Issued and outstanding:

	Number of Shares	Amount	Subscriptions Receivable
Issued and outstanding, April 1, 1992	12,300,000	$492	$—
Effective of reverse split, October 23, 1993	(11,808,000)	—	—
Elimination of deficit	—	(492)	—
Share issued in reverse takeover	4,500,000	325	15

Balance, March 31, 1994	4,992,000	325	15
Issued for cash	30,000	30	—
Amounts receivable collected	—	15	(15)

Balance, March 31, 1995	5,022,000	370	—
Issued for cash and subscriptions receivable	235,000	220	15

Balance, March 31, 1996	5,257,000	590	15
Issued for cash and subscriptions receivable	265,000	245	20

Balance, March 31, 1997	5,522,000	835	35
Issued for cash and subscriptions receivable	151,000	126	25

Balance, March 31, 1998	5,673,000	961	60
Issued on conversion of preferred shares	1,172,000	835,971	—
Issued on conversion of warrants	1,008,120	—	—
Issued for cash	326,000	119,078	—
Issued in exchange for reduction of amount due to affiliated corporation	80,000	35,500	—
Issued for consulting services rendered	300,000	—	—

Balance, March 31, 1999	8,559,120	991,510	—
Issued for cash	1,200,000	1,200	—
Value attributed to compensation expense on granting of stock options	—	100,000	—

Balance, March 31, 2000	9,759,120	1,092,710	—
Issued for cash	1,500,000	299,000	—
Issued for services rendered	820,000	215,000	—
Issued to correct prior period error	55,200	—	—
Value attributed to warrants issued for services rendered	—	102,791	—
Stock issuance costs	—	(132,979)	—

Balance, March 31, 2001	12,134,320	1,576,522	—
Issued for cash	4,314,287	1,510,000	—
Issued for services rendered	952,857	381,035	—
Stock options exercised	166,667	50,000	—
Value attributed to warrants issued for services rendered	—	116,637	—
Issued for cash and services received in prior year	1,550,000	669,985	—
Issued for cash received subsequent to year-end	250,000	—	100,000
Correction of prior year overstatement	(15,000)	—	—
Value attributed to warrants issued for services rendered	—	79,800	—
Stock issuance costs	—	(224,602)	—
Deferred compensation expense related to granting of stock options	—	(71,488)	—

Balance, March 31, 2002	19,353,131	$4,087,889	$100,000
Subscriptions received	—	100,000	(100,000)
Value attributed to warrants issued for services rendered	—	178,750	—

Balance, June 30, 2002	19,353,131	$4,366,639	$—

  (c)
  Shares to be issued:

        During the three months ended June 30, 2002 the Company authorized for issuance 152,000 shares for services rendered during the quarter. The fair value of these shares was $130,240, of which $118,000 has been included in financing costs and $12,240 has been included in development expenses. In addition, a director exercised 135,500 options to purchase common shares, for consideration of $40,650. None of the shares related to these transactions had been issued at June 30, 2002.

        The Company authorized for issuance 40,000 shares for services rendered during 2002 and 230,000 shares for services rendered during fiscal 2001 that were not yet issued at June 30, 2002. The fair value of these shares was $108,000, which was included in stock issuance costs in fiscal 2002 and 2001. These shares had not been issued at June 30, 2002.

        On August 21, 2000, the Board of Directors resolved to issue 2,979,880 common shares to AIFE Canada as repayment of $655,574 of amounts owing to AIFE Canada. The value of $0.22 per share issued was determined by the Board to be the fair value of the common shares at that date. The shares had not been issued at June 30, 2002.

  (d)
  Warrants:

        The warrants issued and outstanding at June 30, 2002 were as follows:

Number of warrants	Exercise price	Expiration date
200,000	$0.25	July 1, 2002
50,000	0.25	July 8, 2002
500,000	0.25	July 11, 2003
1,200,000	0.50	September 15, 2003
200,000	0.50	November 15, 2002
100,000	0.50	April 14, 2003
230,000	0.50	February 23, 2004
250,000	1.00	April 14, 2003
1,000,000	1.00	October 1, 2003
500,000	1.00	February 23, 2003
40,000	1.00	February 26, 2003
250,000	1.50	April 14, 2003
1,000,000	1.50	October 1, 2003
4,627,762	1.50	November 1, 2004
28,572	1.50	January 2, 2005
540,000	2.00	November 19, 2003
250,000	2.50	June 28, 2005
4,285,175	3.00	November 1, 2004
28,572	3.00	January 2, 2005
342,587	3.50	November 1, 2004
75,000	0.50	Conditional
75,000	0.75	Conditional
50,000	1.00	Conditional

15,822,668

        During the three months ended June 30, 2002, 250,000 warrants, with an exercise price of $2.50 and an expiry date of June 28, 2005, were issued for financing services rendered. The fair value of these warrants at the date of grant was calculated to be $178,750 in accordance with the Black Scholes option pricing model, using the following assumptions:

Risk free interest rate	3.7%
Volatility	150%
Life of warrant	3.0 years
Dividend yield	0%
Fair value of common share at date of grant (discounted due to hold period)	$1.02

        Subsequent to June 30, 2002, 400,000 warrants were exercised for cash proceeds of $150,000.

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

  (e)
  Stock Options:

        During the three months ended June 30, 2002, the Company authorized the grant of 250,000 stock options to each of its five directors. The options vest evenly over three years and are exercisable at $0.70 per share, the fair market value on the date of grant. The options were granted on August 1, 2002. At June 30, 2002, the Company had 1,647,833 stock options outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this quarterly report for the period ended June 30, 2002.

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

Overview

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

        As of June 30, 2002, the Company is in the development stage and has no history of generating cash flow from its operations. The Company intends to develop and market potable water throughout the southwest United States and has identified a number of sites which it believes will provide potable water, including a significant water reservoir in Colorado and other western states. In order to develop these sites and commence drilling the Company needs to acquire access rights and raise additional capital. Once developed, it is the intent of the Company to market the water from these sites, or in the event it is unsuccessful, to sell the water rights.

Results Of Operations

  Three Months ended June 30, 2002 and 2001

        The Company has incurred operating losses and negative cash flow each quarter and each year since 1993. The Company incurred a net loss of $606,857 for the three months ended June 30, 2002, as compared to a net loss of $262,980 for the same period in 2001. This increased loss is due primarily to an increase in operating expenses in the fiscal year 2002 as the Company significantly increased its level of activity.

        The Company incurred $114,876 in development expenses for the three months ended June 30, 2002, while the Company incurred no development expenses during the same period in 2002. The Company's total development expense consisted primarily of additional drilling and lab evaluation costs related to the drilling of the Company's exploratory well, which was commenced in the fourth quarter of the Company's 2002 fiscal year, and the acquisition and processing of new well information to update the Database.

        During the three months ended June 30, 2002, the Company incurred $296,895 in financing fees, which is a non-cash item reflecting the fair market value of stocks and warrants issued to third parties in connection with equity financing services, as compared to $117,738 for the same period in 2001.

        Travel expenses increased significantly to $21,332 during the three months ended June 30, 2002, as compared to $4,268 in the same period in 2001. The increase in travel resulted primarily from the Company's expanded level of operations in Colorado.

        Professional expense increased to $62,019 during the three months ended June 30, 2002 as compared to $2,476 in the same period in 2001. The increase in professional expense is primarily due to the Company's initiative to bring its taxation and securities filings up to date.

Liquidity and Capital Resources

        The Company has financed its operations since inception primarily through the net proceeds generated from the sale of common stock and through loans and advances from stockholders and AIFE, American Institute of Formation Evaluation, Ltd. ("AIFE Canada"), a Canadian corporation controlled by Steven Misner and Barbara McAllister, each of whom are officers and directors of the Company. As of March 31, 2002, the Company owed AIFE Canada $17,303 from prior advances, which the Company repaid in full during the three months ended June 30, 2002. During this same period, the Company made an advance to AIFE Canada in the amount of $10,073, which was repaid in full by AIFE Canada in July 2002. During the same period in 2001, the Company received from AIFE Canada $5,817 in advances and repaid $54,054 of prior advances to the Company from AIFE Canada. See Note 3 to the Consolidated Unaudited Financial Statements—"Related party transactions."

        As of June 30, 2002, the Company's working capital was $811,955 as compared to $998,875 as of March 31, 2002. The Company's anticipated immediate liquidity and capital needs relate primarily to working capital, development costs, securing ground water leases, seeking buyers for the water and / or water rights and other general corporate requirements. Based on current plans, we believe the Company will meet its obligations and expenditure plans from existing capital resources.

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

ITEM 2. CHANGES IN SECURITIES

        During the three months ended June 30, 2002, the Company authorized for issuance the following securities in exchange for the services that were performed on behalf of the Company, as set forth below:

Name of Shareholder	Number of Shares & Warrants Issued	Services Rendered
Gary Van Nest	100,000 shares of common stock and warrants to purchase 250,000 shares of common stock at $2.50 per share.	Financial consulting services
Zane Jones	10,000 shares of common stock	Land brokerage services
Nir Bar	2,000 shares of common stock	Website design

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

        On June 28, 2002, the Company authorized the grant of options to purchase 250,000 shares of the Company's common stock to each of its five directors, pursuant to the terms and conditions of the Company's 1999 Performance Stock Option Plan, as amended. The options vest evenly over three years and are exercisable at the fair market value of the Company's common stock on the date of grant.

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
99.1	Miscellaneous Exhibit.
99.2	Miscellaneous Exhibit.
(b)
Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the first quarter ended June 30, 2002.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southwestern Water Exploration Co.
Date: September 9, 2002	/s/ STEVEN B. MISNER Steven B. Misner Chief Executive Officer and Director
/s/ BARBARA J. MCALLISTER Barbara J. McAllister Chief Financial Officer (Principal Accounting Officer) and Director

CERTIFICATIONS

        I, Steven B. Misner, certify that:

        1.    I have reviewed this quarterly report on Form 10-QSB of Southwestern Water Exploration Co.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 9, 2002

/s/ STEVEN B. MISNER Steven B. Misner Chief Executive Officer

CERTIFICATIONS

        I, Barbara J. McAllister, certify that:

        1.    I have reviewed this quarterly report on Form 10-QSB of Southwestern Water Exploration Co.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 9, 2002

/s/ BARBARA J. MCALLISTER Barbara J. McAllister Chief Financial Officer