Form 10-Q
period 2002-09-30
SOUTHWESTERN WATER EXPLORATION CO
filed 2002-11-14
CIK 819690

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

     [ ]  TRANSACTION REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to________________

                        Commission file number 33-16110-D

                       SOUTHWESTERN WATER EXPLORATION CO.
                    (Formerly Star Acquisitions Corporation)
        (Exact name of small business issuer as specified in its charter)

                  COLORADO                               84-1062895
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

4391 S. PEARL STREET
LAS VEGAS, NEVADA                                                          89121
--------------------                                                       -----
(Address of principal executives offices)                             (Zip Code)

                                 (800) 661-9169
                                 --------------
                (Issuer's telephone number, including area code)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period than the registrant required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of November 1, 2002, the Registrant had 23,600,012 shares of its common stock outstanding.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       SOUTHWESTERN WATER EXPLORATION CO.
                                   FORM 10-QSB
                                      INDEX

                                                                                Page
                                                                                ----
PART I FINANCIAL INFORMATION

       Item 1 - Financial Statements

               Consolidated Balance Sheet - September 30, 2002 (unaudited) and
                  March 31, 2002 (audited)......................................   2

               Consolidated Statement of Loss and Deficit - Three Months ended
                 September 30, 2002 and 2001, Six Months ended September 30,
                 2002 and 2001 and period April 1, 1992 (inception) to
                 September 30, 2002 (unaudited).................................   3

               Consolidated Statement of Cash Flows - Three Months ended
                 September 30, 2002 and 2001, Six Months ended
                 September 30, 2002 and 2001 and period April 1, 1992
                 (inception) to September 30, 2002 (unaudited)..................   4

               Notes to Consolidated Unaudited Financial Statements.............   5

       Item 2 - Management's Discussion and Analysis or Plan of Operations......  11

PART II OTHER INFORMATION.......................................................  15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Consolidated Balance Sheet

(Unaudited)
(Expressed in U.S. Dollars)

                                                           September 30,       March 31,
                                                                2002             2002
                                                           -------------     -----------
                                                            (unaudited)
Assets

Current assets:
     Cash                                                  $   801,654       $ 1,299,357
     Accounts receivable                                        10,193            10,193
     Prepaid to affiliated corporation                          54,200            77,000
                                                           -----------       -----------
                                                               866,047         1,386,550

Due from affiliated corporation                                 22,839                --

Capital assets, at cost less accumulated depreciation
   of $17,331 (2002 - $15,254)                                  21,364            20,109

License and other assets                                           201               201
                                                           -----------       -----------
                                                           $   910,451       $ 1,406,860
                                                           ===========       ===========
Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities              $   133,616       $   387,675

Due to affiliated corporation                                       --            17,303

Minority interest                                                9,975             9,975

Shares to be issued (note 4(c))                                 32,000           763,574

Shareholders' equity:
     Share capital (note 4)                                  5,638,428         4,087,889
     Deficit accumulated during development stage           (4,612,328)       (3,568,316)
     Deficit accumulated prior to April 1, 1992               (291,240)         (291,240)
                                                           -----------       -----------
                                                               734,860           228,333
                                                           -----------       -----------
                                                           $   910,451       $ 1,406,860
                                                           ===========       ===========

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Consolidated Statement of Loss and Deficit

(Unaudited)
(Expressed in U.S. Dollars)

                                                                                                               Period from
                                                                                                             commencement of
                                            Three months ended                   Six months ended             operations on
                                                September 30,                       September 30,            April 1, 1992 to
                                        ------------------------------      -----------------------------      September 30,
                                           2002              2001              2002              2001              2002
                                        -----------       -----------       -----------       -----------       -----------
Interest income                         $     2,914       $     1,795       $    18,563       $     2,055       $    44,270

Expenses:
     Development                            136,853               445           251,729               445         1,957,003
     Professional                           152,821            12,072           214,840            14,548           570,220
     Consulting fees                         86,322            51,703           132,322            87,692           439,807
     Salary                                  64,871                --           113,668            41,273           340,517
     Investor relations (recovery)          (37,465)           15,000           (37,465)           30,000            22,535
     Office expense                          13,077            27,225            43,262            72,374           342,704
     Travel                                  11,823               436            33,155             4,704           102,256
     Compensation expense
       on granting of stock
       options                                9,975                --            10,624                --           118,936
     Bank charges                               475               300               956               428            10,532
     Financing services                         145                --           297,040           117,738           705,588
     Miscellaneous                              100                50               367               397             4,968
     Commission                                  --                --                --                --            20,055
     Business taxes                              --                --                --                --             4,146
     Depreciation                             1,072               872             2,077             1,744            17,331
                                        -----------       -----------       -----------       -----------       -----------
                                            440,069           108,103         1,062,575           371,343         4,656,598
                                        -----------       -----------       -----------       -----------       -----------
Net loss                                   (437,155)         (106,308)       (1,044,012)         (369,288)       (4,612,328)

Deficit, beginning of period             (4,175,173)       (2,673,342)       (3,568,316)       (2,410,362)               --
                                        -----------       -----------       -----------       -----------       -----------
Deficit, end of period                  $(4,612,328)      $(2,779,650)      $(4,612,328)      $(2,779,650)      $(4,612,328)
                                        ===========       ===========       ===========       ===========       ===========
Net loss per common share,
   basic and fully diluted              $     (0.07)      $     (0.01)      $     (0.18)      $     (0.02)              N/A
                                        ===========       ===========       ===========       ===========       ===========

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows

(Unaudited)
(Expressed in U.S. Dollars)

                                                                                                               Period from
                                                                                                             commencement of
                                            Three months ended                   Six months ended             operations on
                                                September 30,                       September 30,            April 1, 1992 to
                                        ------------------------------      -----------------------------      September 30,
                                           2002              2001              2002              2001              2002
                                        -----------       -----------       -----------       -----------       -----------
Cash flows from (used in) operating activities:

Operations:
     Net loss                           $  (437,155)      $  (106,308)      $(1,044,012)      $  (369,288)      $(4,816,938)
     Items not involving cash:
         Depreciation                         1,072               704             2,077             1,576            17,331
         Compensation expense
           on granting of stock
           options                            9,975                --            10,624                --           118,287
         Stock issued for services         (206,240)               --            38,240           120,000           512,760
         Warrants issued for
           services                              --                --           178,750            45,070           391,879
     Net change in non-cash
       operating working capital:
         Accounts receivable                     --               243                --            (3,224)          (10,193)
         Accounts payable and
           accrued liabilities              (17,628)           15,003          (254,059)           15,097           133,646
         Prepaid to affiliated
           corporation                       11,400                --            22,800                --           (65,600)
                                        -----------       -----------       -----------       -----------       -----------
                                           (638,576)          (90,358)       (1,045,580)         (190,769)       (3,718,828)

Financing:
     Net advances from (repayment
       to) affiliated corporation           (12,766)          168,938           (40,142)          120,701           559,895
     Advances from shareholder                   --                --                --           (14,939)           59,846
     Repayment of advances
       from shareholder                          --                --                --                --           (59,845)
     Issuance of share capital              606,240         1,300,000           575,351         1,300,000         2,748,800
     Minority interest                           --           (10,000)               --           (10,000)          601,189
     Shares to be issued                    (40,650)               --            16,000                --           649,985
                                        -----------       -----------       -----------       -----------       -----------
                                            552,824         1,458,938           551,209         1,395,762         4,559,870

Investments:
     Purchase of capital assets                  --           (11,110)           (3,332)          (11,110)          (39,388)
                                        -----------       -----------       -----------       -----------       -----------
Increase (decrease) in cash                 (85,752)        1,357,470          (497,703)        1,193,883           801,654
Cash, beginning of period                   887,406           239,837         1,299,357           403,424                --
                                        -----------       -----------       -----------       -----------       -----------
Cash, end of period                     $   801,654       $ 1,597,307       $   801,654       $ 1,597,307       $   801,654
                                        ===========       ===========       ===========       ===========       ===========

See accompanying notes to consolidated unaudited financial statements.

SOUTHWESTERN WATER EXPLORATION CO.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Period ended September 30, 2002 and 2001
(Unaudited)
(Expressed in U.S. Dollars)

1.   INCORPORATION AND BASIS OF PRESENTATION:

     Southwestern Water Exploration Co. (the "Corporation") is incorporated under the laws of the State of Colorado and is planning to develop projects for the production of water reservoirs in the United States.

     These financial statements are presented using U.S. dollars as the functional and reporting currency and have been prepared in accordance with generally accepted accounting principles in the United States. The financial information included herein is unaudited. These interim financial statements follow the same accounting policies and methods of application as the most recent annual audited financial statements dated March 31, 2002, and should be read in conjunction with those financial statements. The disclosures herein are incremental to those included within the annual financial statements.


2.   ORGANIZATION AND BUSINESS:

     These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Corporation will continue in operations for the foreseeable future and will be able to realize its assets and discharge its obligations in the normal course of operations.

     At September 30, 2002 the Corporation is in the development stage and has no history of generating cash flow from its operations. The Corporation intends to develop and market potable water throughout the southwest United States and has identified a number of sites which it believes will provide potable water, including a significant water reservoir in Colorado. In order to develop these sites the Corporation needs to acquire access rights and raise financing in order to commence drilling. Once developed, it is the intent of the Corporation to market the water from these sites, or in the event it is unsuccessful, to sell the water rights.

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

3.   RELATED PARTY TRANSACTIONS:

     From time to time amounts are advanced by AIFE Canada to the Corporation as and when required for operating purposes. There is, however, no obligation for AIFE Canada to make future advances. During the six months ended September 30, 2002, the Corporation repaid $40,142 (2002 - $16,742) net of advances, to AIFE Canada.

     Amounts due to and from AIFE Canada are non-interest bearing with no fixed terms of repayment and are classed as long-term as the affiliate has agreed not to demand repayment within the next year.


4.   SHARE CAPITAL:

     (a)  Authorized:

          50,000,000 Preferred Shares with a par value of $.001 per share

          150,000,000 Common Shares with a par value of $.001 per share

     (b)  Issued and outstanding:

                                                        Number of                          Subscriptions
                                                          shares            Amount           receivable
                                                       -----------       -----------       -------------
     Issued and outstanding, April 1, 1992              12,300,000       $       492       $        --
     Effect of reverse split, October 23, 1993         (11,808,000)               --                --
     Elimination of deficit                                     --              (492)               --
     Shares issued in reverse takeover                   4,500,000               325                15
                                                       -----------       -----------       -----------
Balance, March 31, 1994                                  4,992,000               325                15
     Issued for cash                                        30,000                30                --
     Subscriptions received                                     --                15               (15)
                                                       -----------       -----------       -----------
Balance March 31, 1995                                   5,022,000               370                --
     Issued for cash and subscriptions receivable          235,000               220                15
                                                       -----------       -----------       -----------
Balance March 31, 1996                                   5,257,000               590                15
     Issued for cash and subscriptions receivable          265,000               245                20
                                                       -----------       -----------       -----------
Balance, March 31, 1997                                  5,522,000               835                35
     Issued for cash and subscriptions receivable          151,000               126                25
                                                       -----------       -----------       -----------
Balance, March 31, 1998                                  5,673,000               961                60
     Issued on conversion of preferred shares            1,172,000           835,971                --
     Issued on conversion of warrants                    1,008,120                --                --
     Issued for cash                                       326,000           119,018                --
     Subscriptions received                                     --                60               (60)
     Issued in exchange for reduction of amount
       due to affiliated corporation                        80,000            35,500                --
     Issued for services rendered                          300,000                --                --
                                                       -----------       -----------       -----------
Balance, March 31, 1999                                  8,559,120           991,510                --
     Issued for cash                                     1,200,000             1,200                --
     Value attributed to compensation expense
       on granting of stock options                             --           100,000                --
                                                       -----------       -----------       -----------
Balance, March 31, 2000                                  9,759,120         1,092,710                --
     Issued for cash                                     1,500,000           299,000                --
     Issued for services rendered                          820,000           215,000                --
     Issued to correct prior period error                   55,200                --                --
     Value attributed to warrants issued
       for services rendered                                    --           102,791                --
     Stock issuance costs                                       --          (132,979)               --
                                                       -----------       -----------       -----------
Balance, March 31, 2001                                 12,134,320         1,576,522                --

                                                        Number of                          Subscriptions
                                                          shares            Amount           receivable
                                                       -----------       -----------       -------------
     Issued for cash                                   4,314,287         1,510,000                --
     Issued for services rendered                        952,857           381,035                --
     Stock options exercised                             166,667            50,000                --
     Value attributed to warrants issued for
       services rendered                                      --           116,637                --
     Issued for cash and services received
       in prior year                                   1,550,000           669,985                --
     Issued for cash received subsequent
       to year-end                                       250,000                --           100,000
     Correction of prior year overstatement              (15,000)               --                --
     Stock issuance costs                                     --          (224,602)               --
     Value attributed to compensation expense
       on granting of stock options                           --            79,800                --
     Deferred compensation expense related to
       granting of stock options                              --           (71,488)               --
                                                      -----------      -----------       -----------
Balance, March 31, 2002                               19,353,131         4,087,889           100,000
     Issued for cash                                     100,000           150,000                --
     Issued on conversion of warrants                    525,000           200,000                --
     Issued for services rendered in prior year          342,000           206,240                --
     Issued on conversion of long-term debt            2,979,880           655,574                --
     Stock options exercised                             333,334           100,000                --
     Cancellation on exercise of stock options           (33,333)          (50,000)               --
     Subscriptions received                                   --           100,000          (100,000)
     Value attributed to warrants issued for
       services rendered                                      --           178,750                --
     Value attributed to warrants issued for
       services to be rendered                                --           217,200                --
     Deferred consulting expense related to
       issuance of warrants                                   --          (217,200)               --
     Value attributed to compensation expense
       on granting of stock options                           --             9,975                --
                                                      -----------      -----------       -----------
Balance, September 30, 2002                           23,600,012       $ 5,638,428       $        --
                                                      ==========       ===========       ===========

     (c)  Shares to be issued:

          The Corporation authorized for issuance 80,000 shares, with a fair value of $32,000, for services rendered during fiscal 2002 and 2003 that were not yet issued at September 30, 2002.

     (d)  Warrants:

          The warrants issued and outstanding at September 30, 2002 were as follows:

Number of                     Exercise                Expiration
    warrants                   price                    date
------------------            --------                ----------
     500,000                    0.25                    July 11, 2003
   1,200,000                    0.50               September 15, 2002
     100,000                    0.50                   April 14, 2003
     230,000                    0.50                February 23, 2004
     250,000                    1.00                   April 14, 2003
   1,000,000                    1.00                  October 1, 2003
     500,000                    1.00                February 23, 2003
      40,000                    1.00                February 26, 2003
     250,000                    1.50                   April 14, 2003
   1,000,000                    1.50                  October 1, 2003
   4,627,762                    1.50                 November 1, 2004
      28,572                    1.50                  January 2, 2005
     540,000                    2.00                November 19, 2003
     250,000                    2.50                    June 28, 2005
     600,000                    2.50               September 25, 2006
   4,285,175                    3.00                 November 1, 2004
      28,572                    3.00                  January 2, 2005
     342,587                    3.50                November, 1, 2004
      75,000                    0.75                      Conditional
      50,000                    1.00                      Conditional
  ----------
  15,897,668
  ==========


     During the three months ended September 30, 2002, 600,000 warrants, with an exercise price of $2.50 and an expiry date of September 24, 2006, were issued for consulting services to be rendered. The fair value of these warrants at the date of grant was calculated to be $217,200 in accordance with the Black Scholes option pricing model, using the following assumptions:

Risk free interest rate                                                               4.0%
Volatility                                                                            155%
Life of the warrant                                                              4.0 years
Dividend yield                                                                          0%
Fair value of common share at date of grant (discounted due to hold period)          $0.54

          125,000 warrants have conditional expiry dates and all relate to the drilling and testing of the Corporation's first well in the Hygiene formation in Colorado. 75,000 warrants (the "$0.75 warrants") with an exercise price of $0.75 per warrant expire six months following the exercise of the $0.50 warrants. The remaining 50,000 warrants with an exercise price of $1.00 per warrant expire six months following the exercise of the $0.75 warrants.

     (e)  Stock options:

          The Corporation has an incentive stock option plan, which provides for the granting by the Board of Directors of stock options to directors and officers for the purchase of authorized but unissued common shares. On August 1, 2002 the Corporation granted 1,500,000 stock options to its directors with an exercise price of $0.70 per share. These options have an exercise price equal to the market price at the date of grant and are exercisable from the grant date up to August 1, 2012.

          Had the Corporation determined compensation costs for options granted to directors based on the fair value at the date of grant for its stock options under SFAS 123, the 2002 net loss would have been as reported in the following table. The Corporation has not recognized in income any amount for stock-based employee compensation expense. These pro forma loss amounts reflect compensation cost amortized over the options' vesting period, and were calculated using the Black-Scholes option pricing model with the following average assumptions: risk free interest rate of 4%, expected life of ten years and expected volatility of 155%.

Net loss:
     As reported                                    $     437,155
     Pro forma                                          1,010,645
                                                    -------------
Basic and fully diluted loss per common share:
     As reported                                    $        0.07
     Pro forma                                               0.17
                                                    -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this quarterly report for the period ended September 30, 2002.

                           FORWARD-LOOKING STATEMENTS

     This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company intends the forward-looking statements throughout this quarterly report and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend," and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this report on Form 10-QSB and on numerous assumptions and developments that are not within our control. Although the Company believes these forward-looking statements are reasonable, the Company cannot assure you they will turn out to be correct. Actual results could be materially different from our expectations due to a variety of factors, including the following:

     o the Company's ability to locate and utilize significant potable water reserves capable of being transported to the end user;

     o    the Company's ability to obtain water rights to deep-water reserves;

     o the Company's ability to obtain government approvals to drill exploratory wells, construct pipelines and appropriate water;

     o the Company's ability to comply with current and future laws or regulations that could require material expenditures by the Company;

     o the Company's ability to obtain significant additional capital required to commence drilling, operate the wells, construct pipelines and storage facilities, and develop a marketing program for the sale of water to end users;

     o water allocation regulations imposed by states that control the amount of water that the Company can draw from water sources;

     o intense competition with government agencies and other companies that are better capitalized than the Company; and

     o the Company's status as a development stage company with limited operating history and continuing losses.

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

     As of September 30, 2002, the Company is in the development stage and has no history of generating cash flow from its operations. The Company intends to develop and market potable water throughout the southwest United States and has identified a number of sites which it believes will provide potable water, including a significant water reservoir in Colorado and other western states. In order to develop these sites and commence drilling the Company needs to acquire access rights and raise additional capital. Once developed, it is the intent of the Company to market the water from these sites, or in the event it is unsuccessful, to sell the water rights.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     The Company has incurred operating losses and negative cash flow each quarter and each year since 1993. The Company incurred a net loss of $437,155 for the three month period ending September 30, 2002, as compared to a net loss of $106,308 for the same period in 2001. This increased loss is due primarily to an increase in operating expenses in the fiscal year 2003 as the Company has significantly increased its level of activity.

     The Company incurred $136,853 in development expenses for the three months ended September 30, 2002, as compared to development expenses of $445 during the same period in 2002. The increase in the Company's development expense consisted primarily of additional drilling and lab evaluation costs related to the drilling of the Company's exploratory well, which was commenced in the fourth quarter of the Company's 2002 fiscal year, and the acquisition and processing of new well information to update the Company's informational database.

     Travel expenses increased to $11,823 during the three months ended September 30, 2002, as compared to $436 in the same period in 2001. The increase in travel resulted primarily from the Company's expanded level of operations in Colorado.

     Professional expenses increased to $152,821 during the three months ended September 30, 2002 as compared to professional expenses of $12,072 during the same period in 2001. The increase in professional expenses is primarily due to the Company's continuing initiative to bring its taxation and securities filings up to date.

     The Company also experienced increased consulting fee and salary expenses during the three months ended September 30, 2002. Consulting fee expenses increased during the three months ended September 30, 2002 to $86,322 compared to consulting fee expenses of $51,703 in the same period in 2001. Salary expenses increased during the three months ended September 30, 2002 to $64,871 compared to $0 in the same period in 2001.

     Office expenses decreased to $13,077 during the three months ended September 30, 2002 as compared to office expenses of $27,225 in the same period in 2001.

     SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     The Company incurred a net loss of $1,044,012 for the six month period ending September 30, 2002, as compared to a net loss of $369,288 for the same period in 2001. This increased loss is due primarily to an increase in operating expenses in the fiscal year 2003 as the Company significantly increased its level of activity.

     The Company incurred $251,729 in development expenses for the six months ended September 30, 2002, while the Company incurred development expenses of $445 during the same period in 2002. The Company's total development expense consisted primarily of additional drilling and lab evaluation costs related to the drilling of the Company's exploratory well, which was commenced in the fourth quarter of the Company's 2002 fiscal year, and the acquisition and processing of new well information to update the Database.

     Travel expenses increased to $33,155 during the six months ended September 30, 2002, as compared to $4,704 in the same period in 2001. The increase in travel resulted primarily from the Company's expanded level of operations in Colorado.

     Professional expenses increased to $214,840 during the six months ended September 30, 2002 as compared to $14,548 in the same period in 2001. The increase in professional expenses is primarily due to the Company's continuing initiative to bring its taxation and securities filings up to date.

     The Company also experienced increased consulting fee and salary expenses during the six months ended September 30, 2002. Consulting fee expense increased to $132,322 in this period compared to $87,692 in the same period in 2001. Salary expense increased to $113,668 in this period compared to $41,273 in the same period in 2001.

     The Company experienced a decrease in its office expense during the six months ended September 30, 2002. Office expense decreased to $43,262 during this period compared to $72,374 in the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through the net proceeds generated from the sale of its common stock and through loans and advances from stockholders and American Institute of Formation Evaluation, Ltd. ("AIFE Canada"), a Canadian corporation controlled by Steven Misner and Barbara McAllister, each of whom are officers and directors of the Company. During the three months ended September 30, 2002, the Company received $12,530 from AIFE Canada and advanced $25,296 to AIFE Canada. During the same period in 2001, the Company received $168,938 from AIFE Canada in advances. See Note 3 to the Consolidated Unaudited Financial Statements - "Related party transactions."

     As of September 30, 2002, the Company's working capital was $732,431 as compared to $988,875 as of March 31, 2002. The Company's anticipated immediate liquidity and capital needs relate primarily to working capital, development costs, securing ground water leases, seeking buyers for the water and / or water rights and other general corporate requirements. Based on current plans, management believes the Company will meet its obligations and expenditure plans for the next year from existing capital resources.

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

     The Company's ability to pursue its current projects in Nevada and Colorado and other projects and implement its business strategy is substantially dependent upon its ability to locate additional financing in significant quantities. The exact amount of additional financing required will depend on various factors including the following: the ability of the Company to enter into an agreement with a municipality or water provider, the speed with which the water extraction can be completed, the ability of the Company to arrange for transport of the water to the end user and the ability of the Company to obtain local, state and federal approvals. There can be no assurance that the Company will be able to obtain the funds necessary to exploit the Database, complete the Nevada and Colorado Projects or otherwise conduct its business.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings that management believes to be material, and there are no such proceedings that are known to be contemplated.


ITEM 2. CHANGES IN SECURITIES

     During the three months ended September 30, 2002, both Steven Misner and Barbara McAllister, current directors of the Company, exercised options to each purchase 166,667 (333,334 total) shares of the Company's common stock for total proceeds to the Company of $100,000. Barbara McAllister exercised her option by cashless exercise, exchanging 33,333 of her then-existing shares at a fair market value of $1.50 on the day of exercise.

     During the three months ended September 30, 2002, the Company sold 100,000 shares of its common stock to an accredited investor, Steven Antebi, at a price of $1.50 per share for a total offering proceeds of $150,000. The Company also granted Steven Antebi warrants to purchase 600,000 shares of its common stock at $2.50/share, such warrant exercisable until September 25, 2006, in exchange for consulting services to be provided to the Company. The fair market value of such warrants at the date of grant is calculated to be $217,200.

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

99.1      Miscellaneous Exhibit.

99.2      Miscellaneous Exhibit.


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Southwestern Water Exploration Co.

Date: November 12, 2002                 /s/ Steven B. Misner
                                        -------------------------------------
                                        Steven B. Misner
                                        Chief Executive Officer and Director



                                        /s/ Barbara J. McAllister
                                        -------------------------------------
                                        Barbara J. McAllister
                                        Chief Financial Officer (Principal
                                        Accounting Officer) and Director

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


Date: November 12, 2002                 /s/ Steven B. Misner
                                        -----------------------
                                        Steven B. Misner
                                        Chief Executive Officer

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

Date: November 12, 2002                 /s/ Barbara J. McAllister
                                        ---------------------------
                                        Barbara J. McAllister
                                        Chief Financial Officer