Form 10-Q
period 2017-12-31
SOUTHWESTERN WATER EXPLORATION CO
filed 2018-02-05
CIK 819690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-55869

SOUTHWESTERN WATER EXPLORATION CO.

(Exact name of registrant as specified in its charter)

Colorado	88-0126444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

PO Box 181062, Denver, Colorado	80218
(Address of Principal Executive Offices)	(Zip Code)

303-395-3855

(Registrant’s telephone number, including area code)

n/a	n/a

(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer," “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of February 2, 2018, there were 122,164,114 shares of common stock, $0.001 par value per share, outstanding.

Part I

Item 1. Financial Statements.

SOUTHWESTERN WATER EXPLORATION CO.
CONDENSED BALANCE SHEETS

	December 31	March 31
	2017	2017
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Shareholder Loan Payable	313,883	297,277

Total Current Liabilities	313,883	297,277

Total Liabilities	313,883	297,277

Commitments and Contingencies (Note 6)

Shareholders' Deficit

Preferred Stock, $0.001 par value, 50,000,000 authorized	—	—
none issued and outstanding
Common Stock, $0.001 par value, 150,000,000 authorized,
122,164,114 issued and outstanding respectively	122,164	122,164
Additional Paid in Capital	5,673,913	5,673,913
Retained Deficit	(6,109,960)	(6,093,354)

Total Shareholders' Deficit	(313,883)	(297,277)

Total Liabilities and Shareholders' Deficit	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements

SOUTHWESTERN WATER EXPLORATION CO.
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	December 31		December 31
	2017	2016	2017	2016

REVENUE	$—	$—	$—	$—

COST OF REVENUE	—	—	—	—

GROSS PROFIT	—	—	—	—

EXPENSES
General and administrative	7,831	15,300	16,606	45,900

Total Expenses	7,831	15,300	16,606	45,900

OPERATING LOSS	(7,831)	(15,300)	(16,606)	(45,900)

OTHER INCOME / (EXPENSE)	—	—	—	—

LOSS BEFORE TAXES	(7,831)	(15,300)	(16,606)	(45,900)

TAXES	—	—	—	—

NET LOSS	$(7,831)	$(15,300)	$(16,606)	$(45,900)

Net Loss per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	122,164,114	122,164,114	122,164,114	122,164,114

The accompanying notes are an integral part of these condensed unaudited financial statements

SOUTHWESTERN WATER EXPLORATION CO.
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	December 31,
	2017	2016

Cash Flows (Used In) Operating Activities:
Net Loss	$(16,606)	$(45,900)
Adjustments to reconcile net loss to
net cash used in operating activities:	—	—
Changes in working capital items:	—	—

Net Cash (Used In) Operating Activities	(16,606)	(45,900)

Cash Flows From (Used In) Investing Activities:	—	—

Cash Flows From Financing Activities:
Shareholder loan payable - advances	16,606	45,900

Net Cash From Investing Activities	16,606	45,900

Net Change in Cash:	—	—

Beginning Cash	—	—

Ending Cash	$—	$—

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest:	$—	$—

Cash paid for tax:	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements

SOUTHWESTERN WATER EXPLORATION CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Nature of Business

Southwestern Water Exploration Co., a Colorado corporation, (“Southwestern Water”, “We" or "Us") is a publicly quoted shell company seeking to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. No potential merger candidate has been identified at this time.

Our mailing address is PO Box 181062, Denver, Colorado, 80218. As we currently have no operations we do not maintain an office and a post office box is sufficient to meet our requirements at this time.

History

Southwestern Water, formerly Star Acquisitions Corporation, was incorporated in the State of Colorado on July 10, 1987.

On November 12, 1993, we changed our name to Southwestern Water Exploration Co.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the nine months ended December 31, 2017, we reported a net loss of $16,606 (unaudited) and an accumulated deficit of $6,109,960 as of December 31, 2017 (unaudited). These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2017 and for the related periods presented. The results for the three and nine-months ended December 31, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 2017 included in the Form 10-12G/A on pages F-1 to F15, filed with the Securities and Exchange Commission on December 19, 2017.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2017, and 2016, we did not maintain any cash or bank balances.

Financial Instruments

The estimated fair values for financial instruments were determined at discrete points in time based on relevant market information. These estimates involved uncertainties and could not be determined with precision. The carrying amounts of accounts payable, accrued liabilities and loans payable approximate fair value because of the short-term maturities of these instruments. The fair value of our shareholder loan payable approximates to its carrying value due to its short-term maturity.

Fair Value Measurements:

ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements.  Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  ASC 820 defines the hierarchy as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 – Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date.  The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.

Level 3 – Significant inputs to pricing that are unobservable as of the reporting date.  The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of a single loan payable from one of our shareholders. The carrying values the loan payable - shareholder approximates its fair value due to its short maturity.

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with Aquarius, or (iv) anyone who can significantly influence the financial and operating decisions of Aquarius. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Fixed Assets:

Fixed assets are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term.

We review our fixed assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Maintenance and repairs of fixed assets are charged to operations. Major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.

Impairment of Long-Lived and Intangible Assets:

In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required. No impairment was recorded during the three and nine-month periods ended December 31, 2017 and 2016.

Deferred Costs and Other:

Offering costs with respect to issue of debt or equity by us are initially deferred and ultimately offset against the proceeds from these debt or equity transactions if successful or expensed if the proposed debt or equity transaction is unsuccessful.

Income Taxes:

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Uncertain Tax Positions:

We evaluate tax positions in a two-step process. Wee first determines whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We classify gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as long-term liabilities in the financial statements.

Revenue Recognition:

Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on our management's judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts.

During the three and nine-month periods ended December 31, 2017 and 2016, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur.  No advertising costs were incurred during the three and nine-month periods ended December 31, 2017 or 2016.

Stock Based Compensation:

The cost of equity instruments issued to non-employees in return for goods and services is measured by the fair value of the goods or services received or the measurement date fair value of the equity instruments issued, whichever is the more readily determinable. Measurement date for non-employees is the earlier of performance commitment date or the completion of services. The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued.

Net Loss per Share Calculation:

Basic net loss per common share ("EPS") is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

During the three and nine-month periods ended December 31, 2017 and 2016, 200,000 stock options with an exercise price of $0.001 and without an expiration date were issued and outstanding. The impact of these stock options was excluded from the calculation of the net loss per share in both the three and nine-month periods ended December 31, 2017 and 2016 as it would have been anti-dilutive.

Subsequent Events:

We have evaluated all transactions from September 30, 2017 through January 27, 2018 for subsequent event disclosure consideration.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on tour financial statements.

NOTE 4. SHAREHOLDER LOAN PAYABLE

During the three and nine months ended December 31, 2017 and 2016 we received $7,831 (2016- $15,300) and $16,606 (2016-$45,900) respectively, by way of loan from our principal shareholder, a former officer and director of ours, to fund our working capital requirements such as the compensation to the former officer and director, accounting, auditing, edgar filing, tax preparation, share transfer agent fees and certain legal fees.

The loan is interest free, unsecured and due on demand.

The balance due to our principal shareholder as of December 31, 2017 (unaudited) and March 31, 2017 (audited) was $313,883 and $297,277 respectively.

NOTE 5. INCOME TAXES

We did not provide any current or deferred US federal income tax provision or benefit for any of the periods presented in these financial statements because we have experienced losses since Inception. When it is more likely than not, that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit. We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three and nine-month periods ended December 31, 2017 and 2016 as defined under ASC 740, "Accounting for Income Taxes." We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Three-month periods		Nine-month periods
	Ended December 31,		Ended December 31,
	2017	2016	2017	2016

Statutory U.S. Federal Income Tax Rate	21%	21%	21%	21%
State Income Taxes	4%	4%	4%	4%
Change in Valuation Allowance	(25)%	(25)%	(25)%	(25)%
Effective Income Tax Rate	0%	0%	0%	0%
9

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Three-month periods		Nine-month periods,
	Ended December 31,		Ended December 31,
	2017	2016	2017	2016

Tax at statutory rate (21%)	$1,958	$3,825	$4,151	$11,475
Increase in valuation allowance	(1,958)	(3,825)	(4,151)	(11,475)
Net deferred tax assets	$—	$—	$—	$—

NOTE 6. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings the three and nine-month periods ended December 31, 2017 and 2016, and, to the best of our knowledge, no legal proceedings are pending or threatened.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2017, we were authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001.

No shares of preferred stock were issued and outstanding during the three and nine-month periods ended December 31, 2017 and 2016.

Common Stock

As of December 31, 2017, we were authorized to issue 150,000,000 shares of common stock with a par value of $0.001.

As of December 31, 2017, and March 31, 2017, 122,164,114 shares of common stock were issued and outstanding.

No shares of common stock were issued during the three and nine-month periods ended December 31, 2017 and 2016.

Warrants

No warrants were issued or outstanding during the three and nine-month periods ended December 31, 2017 and 2016.

Stock Options

The Corporation has an incentive stock option plan, which provides for the granting by the Board of Directors of stock options to directors and officers for the purchase of authorized but unissued common shares.

Throughout the three and nine-month periods ended of December 31, 2017 and 2016, 200,000 stock options with an exercise price of $0.001 and that do not expire were issued and fully vested.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events after September 30, 2017 through January 27, 2018 and has determined there have been no subsequent events for which disclosure is required.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10Q contains forward-looking statements that may be affected by matters outside our control that could cause materially different results.

Some of the information in this Form 10Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. These statements express, or are based on, our expectations about future events. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as, "may", "will", "expect", "intend", "project", "estimate", "anticipate", "believe" or "continue" or the negative thereof or similar terminology. They include statements regarding our:

☐	financial position,
☐	business plans,
☐	budgets,
☐	amount, nature and timing of capital expenditures,
☐	cash flow and anticipated liquidity,
☐	future operations of unknown nature costs,
☐	acquisition and development of other technology,
☐	future demand for any products and services acquired,
☐	operating costs and other expenses.

Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results include:

☐	general economic conditions,
☐	our cost of operations,
☐	our ability to generate sufficient cash flows to operate,
☐	availability of capital,
☐	the strength and financial resources of our competitors,
☐	our ability to find and retain skilled personnel, and
☐	the lack of liquidity of our common stock.

Any of the factors listed above and other factors contained in this Form 10Q could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. We cannot assure you that our future results will meet our expectations. When you consider these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this Form 10Q. Our forward-looking statements speak only as of the date made.

PLAN OF OPERATION

Our plan of operations is to raise debt and/or equity to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that we will successfully complete this series of transactions. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

At this time, we have no cash on hand or committed resources of debt or equity to fund these losses and will reliant, potentially, on advances from our principal shareholder or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding these sources.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2017 COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2016

Revenue

We recognized no revenue during the three-month periods ended December 31, 2017 and 2016. We currently have no business from which to generate revenues.

Cost of Revenue

We recognized no cost of revenue during the three-month periods ended December 31, 2017 and 2016.

Gross Profit / (Loss)

We recognized no gross profit / (loss) during the three-month periods ended December 31, 2017 and 2016.

General and Administrative Expenses

During the three-month period ended December 31, 2017, we incurred $7,831 in general and administrative expenses compared to $15,300 in the three-month period ended December 31, 2016, a decrease of $7,469. The decrease was due largely from the fact that during the three-month period ended December 31, 2016, we accrued $15,000 in accrued directors and officer’s fees. Following the resignation of our former sole director and officer, Mr. Cutler, in February 2017, no director’s or officer’s fees were accrued during the three-month period ended December 31, 2017. The general and administrative expenses incurred during the three-month period ended December 31, 2017 were related to audit and review fees, accounting fees, Edgar filing fees, and tax return preparation.

fees, share transfer fees and other general office expenses. The balance of general and administrative expenses incurred during the three months ended September 30, 2016 related to share transfer agent fees.

Operating Loss

During three-month period ended December 31, 2017, we incurred an operating loss of $7,831 compared to an operating loss of $15,300 the three-month period ended December 31, 2016, a decrease of $7,469 due to the factors discussed above.

Interest and Other Income / (Expenses) Net

During the three-month periods ended December 31, 2017 and 2016 we recognized no interest or other income / (expense).

Loss before Income Tax

During three-month period ended December 31, 2017, we incurred a loss before taxes of $7,831 compared to a loss before taxes of $15,300 the three-month period ended December 31, 2016, a decrease of $7,469 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded in either of the three-month periods ended December 31,2017 or 2016, as we have incurred taxable losses in both periods.

Net Loss

During three-month period ended December 31, 2017, we incurred a net loss of $7,831 compared to a net loss of $15,300 the three-month period ended December 31, 2016, a decrease of $7,469 due to the factors discussed above.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2017 COMPARED TO THE NINE MONTH PERIOD ENDED DECEMBER 31, 2016

Revenue

We recognized no revenue during the nine-month periods ended December 31, 2017 and 2016. We currently have no business from which to generate revenues.

Cost of Revenue

We recognized no cost of revenue during the nine-month periods ended December 31, 2017 and 2016.

Gross Profit / (Loss)

We recognized no gross profit / (loss) during the nine-month periods ended December 31, 2017 and 2016.

General and Administrative Expenses

During the nine-month period ended December 31, 2017, we incurred $16,606 in general and administrative expenses compared to $45,900 in the nine-month period ended December 31, 2016, a decrease of $29,294. The decrease was due largely from the fact that during the nine-month period ended December 31, 2016, we accrued $45,000 in accrued directors and officer’s fees. Following the resignation of our former sole director and officer, Mr. Cutler, in February 2017, no director’s or officer’s fees were accrued during the nine-month period ended December 31, 2017. The general and administrative expenses incurred during the nine-month period ended December 31, 2017 related to audit and review fees, accounting fees, edgar filing fees, tax return preparation fess, share transfer fees and other general office expenses. The balance of general and administrative expenses incurred during the nine months period ended December 31, 2016 related to share transfer agent fees.

Operating Loss

During the nine-month months ended December 31, 2017, we incurred an operating loss of $16,606 compared to an operating loss of $45,900 in the nine-month period ended December 31, 2016, a decrease of $29,294, due to the factors discussed above.

Interest and Other Income / (Expenses) Net

During the nine-month periods ended December 31, 2017 and 2016 we recognized no interest or other income / (expense).

Loss before Income Tax

During the nine-month months ended December 31, 2017, we incurred a loss before taxes of $16,606 compared to a loss before taxes of $45,900 in the nine-month period ended December 31, 2016, a decrease of $29,294, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded in either the nine-month periods ended December 31, 2017 or 2016, as we have incurred taxable losses in both periods.

Net Loss

During the nine-month months ended December 31, 2017, we incurred a net loss of $16,606 compared to a net loss of $45,900 in the nine-month period ended December 31, 2016, a decrease of $29,294, due to the factors discussed above.

CASH FLOW FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2017 COMPARED TO THE NINE MONTH PERIOD ENDED DECEMBER 31, 2016

At December 31, 2017, we did not have any cash or cash equivalents, no assets, no operating business or other source of income and outstanding liabilities and a stockholders’ deficit of $313,883

Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

It is our current intention to seek to raise debt and/or equity financing to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended March 31, 2017 and 2016, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We are now focused raising debt and/or equity financing to meet ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2017	December 31, 2016

Net Cash Used in Operating Activities	$(16,606)	$(45,900)
Net Cash Provided (Used In) by Investing Activities	—	—
Net Cash Provided by Financing Activities	16,606	45,900
Net Movement in Cash and Cash Equivalents	$—	$—

Operating Activities

During the nine-month period ended December 31, 2017, we incurred a net loss of $16,606 which, without the need for adjustment for non-cash items, represented the net cash used in operating activities during the period. By comparison, during the nine-month period ended December 31,

2016, we incurred a net loss of $45,900 which, without the need for adjustment for non-cash items, represented the net cash used in operating activities during the period

Investing Activities

We neither generated nor used funds in investing activities during the nine month periods ended December 31, 2017 and 2016.

Financing Activities

During the nine-month period ended December 31, 2017, we received $16,606 by way of loan advance from our controlling shareholder. By comparison during the nine-month period ended December 31, 2016, we received $45,900 by way of loan advance from our controlling shareholder.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan of seeking a combination with a private operating company. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10Q. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not sufficient as of December 31, 2017.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the three and nine-month periods ended December 31, 2017 and 2016.

Item 3. Defaults Upon Senior Securities.

There were no senior securities issued and outstanding during the three and nine-month periods ended December 31, 2017 and 2016.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 5, 2018	SOUTHWESTERN WATER EXPLORATION CO.

/s/ Redgie Green
Redgie Green President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)