Form 10-K
period 2018-03-31
Fuquan Financial Co
filed 2019-01-22
CIK 819690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

OR

[ ]	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-55869

FUQUAN FINANCIAL COMPANY

(Exact name of registrant as specified in its charter)

Nevada	88-0126444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

23 Corporate Plaza, Suite 150, Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)

949-629-2534

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [  ] No

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant as of September 30, 2017, was approximately $117,602 (based upon the assumption that directors and executive officers are the only affiliates).

As of January 22, 2019 there were 2,900,164,114 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

OTHER INFORMATION

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “FQFC” and the “Company” refer to Fuquan Financial Company, a Nevada corporation, unless otherwise stated. “SEC” refers to the Securities and Exchange Commission.

FUQUAN FINANCIAL COMPANY

Form 10-K

Year Ended March 31, 2018

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report contains forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements are based on management’s current expectations, assumptions, and beliefs concerning future developments and their potential effect on our business, and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition, and stock price. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would”, “if, “shall”, “might”, “will likely result, “projects”, “goal”, “objective”, or “continues”, or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. Additionally, statements concerning future matters such as our business strategy, development of new products, sales levels, expense levels, cash flows, future commercial and financing matters, future partnering opportunities and other statements regarding matters that are not historical are forward-looking statements.

Although the forward-looking statements in this Annual Report reflect our good faith judgment, based on currently available information, they involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly-changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date we file this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report.

CERTAIN REFERENCES AND NAMES OF OTHERS USED HEREIN

This Annual Report may contain additional trade names, trademarks, and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I

ITEM 1.	BUSINESS.

Our Business

We are a shell company as that term is defined under federal securities laws. Our business plan is to seek (i) a new business to enter into; or, (ii) acquire assets or shares of an entity actively engaged in business that generates revenues in exchange for our securities. We intend to focus on acquiring cash-flow positive businesses in the People’s Republic of China. We will not limit our opportunities to any particular sector or industry. We believe that China is entering a new era of economic growth, particularly in the Chinese new economy sectors, which we expect will result in attractive acquisition opportunities for us. We believe this growth will be driven by private sector expansion, technological innovation, increasing consumption by the middle class, structural economic and policy reforms, and demographic changes in China.

Our new management team is comprised of individuals who have extensive experience investing in and building companies with operations in China. They have experience investing in, building, and operating diversified businesses in the Chinese new economy sectors. Our strategy will be to actively participate in growing, building and operating companies. The objective is to generate additional revenue through, among other things, integration of our portfolio companies; cross-selling; consolidation of management and administrative functions; group-wide procurement; centralizing and minimizing risk; forming strategic partnerships; and, improving management capabilities.

This discussion of our business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter potential business opportunities. Management anticipates that it may not be able to participate in more than one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

Plan of Operations

We currently plan to investigate and, if such investigation warrants, either (i) enter into a new business; or, (ii) acquire assets or shares of an entity actively engaged in business and which is seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12-months and beyond will be to achieve long-term growth potential through either entry into a new business or a combination with an existing business, rather than immediate, short-term earnings. We intend to focus on acquiring cash-flow positive businesses in the People’s Republic of China. We will not limit our opportunities to any particular sector or industry. The analysis of new business opportunities will be undertaken by or under the supervision of the New Board. We have not had any material conversations with potential merger or acquisition targets nor have we entered into any definitive agreement with any party. In our efforts to analyze and evaluate a prospective target business, we will consider several factors, including, without limitation, the following:

●	experience and skill of management and availability of additional personnel of the target business;

●	costs associated with effecting the business combination;

●	equity interest retained by our shareholders in the merged entity;

●	growth potential of the target business;

●	capital requirements of the target business;

●	capital available to the target business;

●	stage of development of the target business;

●	proprietary features and degree of intellectual property or other protection of the target business;

●	the financial statements of the target business; and

●	the regulatory environment in which the target business operates.

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular target business will be based, to the extent relevant, on the above factors, as well as other considerations we deem relevant. In connection with our evaluation of a prospective target business, we anticipate that we will conduct a due diligence review which will encompass, among other things, meeting with incumbent management as well as a review of financial, legal and other information.

The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable corporate and securities laws) cannot be determined at this time. Our officers and directors will not work full-time for the Company. However, they do intend to devote such time as they deem reasonably necessary to carry out our business and affairs. The amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

We anticipate that various prospective target businesses will be brought to our attention from various sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, including, possibly, from our officers and directors. The way we participate in an opportunity will depend upon the nature of the opportunity, our respective needs and desires as well as those of the promoters of the opportunity, and the relative negotiating strength of ourselves and such promoters.

It is likely that we will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon the issuance to the shareholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior shareholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior shareholders may retain substantially less than 10% of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were our shareholders prior to such reorganization.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of our management without any vote or approval by shareholders. In the case of a statutory merger or consolidation directly involving our Company, it will likely be necessary to call a shareholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting shareholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval, if possible.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

During the year ended March 31, 2018 we did not engage in any business activities that provided us with positive cash flows. As such, the costs of investigating and analyzing business combinations for the next 12-months and beyond will be paid with funds raised through other sources, which may not be available on favorable terms, if at all. The Company, at this time, does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition or entered into a new business. Rather, the Company intends to borrow money to finance ongoing operations.

Government Regulations

The Company’s common stock is a “penny stock,” as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the Company’s common stock is subject to the penny stock rules, it may be more difficult to sell our common stock.

Patents, Trademarks, Franchises, Royalty Agreements or Labor Contracts

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

Need for Government Approval of Products or Services

We are not required to apply for or have any government approval for our products or services.

Research and Development Costs During the Last Two Years

We have not expended funds for research and development costs since inception.

Competition

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company’s extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company’s competitors.

Employees

The Company currently has no employees. The business of the Company will be managed by its officers and directors, each of whom may join the Company as an employee in the future. The Company does not anticipate a need to engage any full-time employees at this time.

Available Information

The Company expects to continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the SEC. Any materials filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The Internet address of the SEC’s website is http://www.sec.gov. At some point in the near future we intend to make our reports, amendments thereto, and other information available, free of charge, on a website for the Company. At this time, the Company does not maintain a website and there is no estimate for when such a website will be maintained by the Company. Our corporate offices are located at 23 Corporate Plaza, Suite 150, Newport Beach, California, 92660. Our telephone number is 949-629-2534.

ITEM 1A.	RISK FACTORS.

You should carefully consider the risks described below together with the other information set forth in this report, which could materially affect our business, financial condition, and future results. The risks described below are not the only risks facing our Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

Risks Related to Our Business

We have no recent operating history or basis for evaluating prospects.

We currently have no operating business or immediate plans to develop one. We are seeking to enter into a merger or business combination with another operating company, or to enter into a new business. To date, our efforts have been limited to meeting our regulatory filing requirements and searching for a business target.

We have limited resources and no revenues from operations, and will need additional financing in order to execute any business plan.

We have limited resources, no revenues from operations to date and our cash on hand will not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger or similar business combination and we cannot ascertain our capital requirements until such time. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives.

Our business will have no revenues unless and until we merge with or acquire or start an operating business.

We are an early stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business or start our own operations.

Since the Company has no assets and no present source of revenues, we are dependent upon the financial support of our majority shareholder.

At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have no assets and have no operating income, revenues or cash flow from operations. Our majority shareholder, Houyu Huang, is providing us with funding, on an as needed basis, under a loan arrangement, with amounts advanced limited to enabling us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting and legal fees, of registering our securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. The amount to be loaned by Houyu Huang in the interim financing arrangement is limited to $500,000.

We will be able to effect at most one merger or similar business combination, or enter into just one new business, and thus may not have a diversified business.

Our resources are limited and we will most likely have the ability to effect only a single merger or similar business combination, or enter into a single new business. This probable lack of diversification will subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to the consummation of a merger. We will become dependent upon the development or market acceptance of a single or limited number of products, processes or services.

We depend substantially upon our directors to make all management decisions.

Our ability to effect a merger or similar business combination or enter into a new business will be dependent upon the efforts of our directors, Meihua Li and Hua Huang. Notwithstanding the importance of Ms. Li and Ms. Huang, we have not entered into any employment agreement or other understanding with either concerning compensation or obtained any “key man” life insurance on the life of either. The loss of the services of either, or both, Ms. Li and/or Ms. Huang will have a material adverse effect on achieving our business objectives and success. We will rely upon the expertise of both Ms. Li and Ms. Huang and do not anticipate that we will hire additional personnel.

There is competition for those private companies suitable for a business combination of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable target business opportunity.

The nature of our operations is highly speculative. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

We have no agreement for a business combination or other transaction.

We have no definitive agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity, or to enter into a new business. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Current shareholders will be immediately and substantially diluted upon a merger or business combination.

Our Articles of Incorporation currently authorize the issuance of three billion (3,000,000,000) shares of common stock, with a par value of $0.001 per share, of which 2,900,164,114 shares are currently issued. To the extent that additional shares of common stock are authorized and issued in connection with a merger or business combination, our shareholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair our ability to raise additional capital through the sale of equity securities.

There are relatively low barriers to becoming a blank check company or shell company, thereby increasing the competition for a small number of business opportunities.

There are relatively low barriers to becoming a blank check or shell company. A newly incorporated company with a single stockholder and sole officer and director may become a blank check company or shell company by voluntarily subjecting itself to the SEC reporting requirements by filing and seeking effectiveness of a Form 10, thereby registering its common stock pursuant to Section 12(g) of the Securities and Exchange Act of 1934 with the SEC. Assuming no comments to the Form 10 have been received from the SEC, that registration statement is automatically deemed effective 60 days after filing the Form 10 with the SEC. The relative ease and low cost with which a company can become a reporting blank check or shell company can increase the number of public companies seeking a business combination, thereby adding further competition to an already highly competitive market for a limited number of businesses that will consummate a successful business combination.

Our management will only be able to devote a limited amount of time to seeking a target company or new business which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination or developing our own business plan, management anticipates devoting only a limited amount of time to the Company’s affairs in total. Our two directors and officers, Hua Huang and Meihua Li, have not entered into a written employment agreement with us and neither is expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination. If we pursue a business combination or develop our own plan of operations, we will need to have increased management involvement. There is no assurance that we will be able to expand our management resources to implement a business combination or business plan.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which requires us to incur audit fees and legal fees in connection with the preparation of such reports. These costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Securities Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these regulations, our independent registered public accounting firm must review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because of factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our future operations and could have a negative effect on our ability to meet our overhead requirements and earn a profit. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the trading price of our common stock could drop significantly.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. This is an important risk as it is our preference to acquire a business based in the People’s Republic of China. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure an acquisition to result in tax-free treatment for the companies or their shareholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

As a blank check company, any registered offering of our securities will have to comply with Rule 419 under the Securities Act of 1933, which could impact our ability to raise equity funds from investors.

In the event we register an offering of our securities with the SEC while we are a blank check company, we will have to comply with Rule 419 under the Securities Act of 1933. Rule 419 is a cumbersome rule applicable to blank check companies selling penny stocks in a registered offering. Rule 419 requires that the gross proceeds raised in such an offering be deposited into an escrow account with a financial institution insured by the FDIC or in a separate bank account established by a registered broker or dealer in which the broker or dealer acts as trustee for the persons having the beneficial interests in the account. Furthermore, Rule 419 requires the securities issued to investors in the blank check offering be issued in the name of such investors but certificates representing such securities must be deposited into the escrow account instead of being delivered directly to investors, and the records of the escrow agent, maintained in good faith and in the regular course of business, must show the name and interest of each party to the account. The initial registration statement for the blank check offering shall disclose the specific terms of the offering, including, but not limited to, (i) the terms and provisions of the escrow or trust agreement and the effect thereof upon the company’s right to receive funds and the effect of the escrow or trust agreement upon the investor’s funds and securities required to be deposited into the escrow or trust account, including, if applicable, any material risk of non-insurance of investors’ funds resulting from deposits in excess of the insured amounts; and, (ii) the obligation of the company to provide, and the right of the purchaser to receive, information regarding an acquisition, including the requirement that pursuant to Rule 419, investors confirm in writing their investment in the Company’s securities. Rule 419 imposes certain additional disclosure obligations on companies making blank check offerings. Due to the requirements of Rule 419 and the fact that investors investing in blank check offerings have no idea if or when an acquisition or merger transaction will occur, or if the acquisition or merger target is worthy of the investors’ money or risks, it may be difficult for the company to successfully complete a blank check offering and even if the company is successful in raising funds in such an offering, it may not be able to find an attractive acquisition or merger candidate. Therefore, investors in a blank check offering will have their funds at risk for a prolonged period of time and they may not be happy with the results of an acquisition or merger, if one were to occur.

Risks Associated with Acquiring and Operating a Business in China

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors and certain other People’s Republic of China regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”) and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce (the “MOFCOM”) be notified in advance of any change-of-control transaction in which a foreign investor takes control of a business enterprise based in the People’s Republic of China (the “PRC”). Moreover, the Anti-Monopoly Law of the PRC requires that the MOFCOM shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

If substantially all of our assets will be located in the PRC and substantially all of our revenue will be derived from our operations there, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the PRC.

The economic, political and social conditions, as well as government policies, of the PRC could affect our business. The economies in Asia differ from the economies of most developed countries in many respects. For the most part, such economies have recently grown at a rate in excess of the United States; however, (i) such economic growth has been uneven, both geographically and among various sectors of the economy; and, (ii) such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find target businesses to acquire, and the ability of such businesses to become profitable.

If relations between the United States and the PRC deteriorate, acquisition targets or their goods or services could become less attractive.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. For example, the United States recently announced its intention to impose new tariffs and quotas on certain Chinese imports. While intended to be short-term, these may be extended for several years. Such tariffs and quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the PRC. Relations may also be compromised if the U.S. becomes a more vocal advocate of Taiwan or proceeds to sell certain military weapons and technology to Taiwan. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential acquisition targets or their goods and services to become less attractive.

Contractual arrangements we enter into with potential future subsidiaries and affiliated entities or acquisitions of offshore entities that conduct operations through affiliates in the PRC may be subject to a high level of scrutiny by the relevant tax authorities.

Under the laws of the PRC, arrangements and transactions among related parties may be subject to audit or challenge by the relevant tax authorities. If any of the transactions we enter into with potential future subsidiaries and affiliated entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under local law, the relevant tax authorities may have the authority to disallow any tax savings, adjust the profits and losses of such potential future local entities and assess late payment interest and penalties. A finding by the relevant tax authorities that we are ineligible for any such tax savings, or that any of our possible future affiliated entities are not eligible for tax exemptions, would substantially increase our possible future taxes and thus reduce our net income and the value of a shareholder’s investment. In addition, in the event that in connection with an acquisition of an offshore entity that conducted its operations through affiliates in the PRC, the sellers of such entities failed to pay any taxes required under local law, the relevant tax authorities could require us to withhold and pay the tax, together with late-payment interest and penalties. The occurrence of any of the foregoing could have a negative impact on our operating results and financial condition.

China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations, could have a material adverse effect on our business.

A substantial portion of our operations may be conducted in China, and a significant portion of our net revenues may be derived from customers where the contracting entity is located in China. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake may be subject, to a significant extent, to economic, political and legal developments in China.

China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for target services and products depends, in large part, on economic conditions in China. Any slowdown in China’s economic growth may cause our potential customers to delay or cancel their plans to purchase our services and products, which in turn could reduce our net revenues.

Although China’s economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the economy in China and could have a material adverse effect on our business.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us. China’s social and political conditions may change and become unstable. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have a material adverse effect on our business and results of operations.

If we effect our initial business combination with a business located in the PRC, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a business located in the PRC, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations, including any contractual arrangements through which we acquire control of target business as described above. We cannot assure you that we or the target business will be able to enforce any of its material agreements or that remedies will be available in this jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. In addition, the judiciary in the PRC is relatively inexperienced compared to others in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. In addition, to the extent that our target business’ material agreements are with governmental agencies in the PRC, we may not be able to enforce or obtain a remedy from such agencies due to sovereign immunity, in which the government is deemed to be immune from civil lawsuit or criminal prosecution. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

After we consummate a business combination, our operating company in China will be subject to restrictions on dividend payments.

After we consummate a business combination, we may rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

If the government of the PRC finds that the agreements we entered into to acquire control of a target business through contractual arrangements with one or more operating businesses do not comply with local governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to significant penalties or be forced to relinquish our interests in those operations.

The PRC currently prohibits and/or restricts foreign ownership in certain “important industries,” including telecommunications, food production and heavy equipment. There are uncertainties under certain regulations whether obtaining a majority interest through contractual arrangements will comply with regulations prohibiting or restricting foreign ownership in certain industries. For example, the PRC may apply restrictions in other industries in the future. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or those having “famous brand names” or “well-established brand names.”

If we or any of our potential future target businesses are found to be in violation of any existing or future local laws or regulations (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited), the relevant regulatory authorities might have the discretion to:

●	revoke the business and operating licenses of the potential future target business;

●	confiscate relevant income and impose fines and other penalties;

●	discontinue or restrict the operations of the potential future target business;

●	require us or the potential future target business to restructure the relevant ownership structure or operations;

●	restrict or prohibit our use of the proceeds of this offering to finance our businesses and operations in the relevant jurisdiction; or

●	impose conditions or requirements with which we or the potential future target business may not be able to comply.

As a result of merger and acquisition regulations implemented on September 8, 2006 relating to acquisitions of assets and equity interests of Chinese companies by foreign persons, it is expected that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction.

On September 8, 2006, the MOFCOM, together with several other government agencies, promulgated a comprehensive set of regulations governing the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside the PRC. Although there was a complex series of regulations in place prior to September 8, 2006 for approval of Chinese enterprises that were administered by a combination of provincial and centralized agencies, the new regulations have largely centralized and expanded the approval process to the MOFCOM, the State Administration of Industry and Commerce (SAIC), the State Administration of Foreign Exchange (SAFE) or its branch offices, the State Asset Supervision and Administration Commission, and the China Securities Regulatory Commission (CSRC). Depending on the structure of the transaction as determined once a definitive agreement is executed, these regulations will require the Chinese parties to make a series of applications and supplemental applications to the aforementioned agencies, some of which must be made within strict time limits and depending on approvals from one or the other of the aforementioned agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, including appraisals of the business to be acquired and evaluations of the acquirer which will permit the government to assess the economics of a transaction in addition to the compliance with legal requirements. If obtained, approvals will have expiration dates by which a transaction must be completed. Also, completed transactions must be reported to the MOFCOM and some of the other agencies within a short period after closing or be subject to an unwinding of the transaction. It is expected that compliance with the regulations will be more time-consuming than in the past, will be more costly for the Chinese parties and will permit the government much more extensive evaluation and control over the terms of the transaction. Therefore, a business combination we propose may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

Because the September 8, 2006, PRC merger and acquisition regulations permit the government agencies to have scrutiny over the economics of an acquisition transaction and require consideration in a transaction to be paid within stated time limits, we may not be able to negotiate a transaction that is acceptable to our shareholders or sufficiently protect their interests in a transaction.

The regulations have introduced aspects of economic and substantive analysis of the target business and the acquirer and the terms of the transaction by the MOFCOM and the other governing agencies through submissions of an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets. The regulations require that in certain transaction structures, the consideration must be paid within strict time periods, generally not in excess of a year. Because the Chinese authorities intend to limit offshore flips which converted domestic companies into foreign investment enterprises (FIEs) in order to take advantage of certain benefits, including reduced taxation, in the PRC, the new regulations require new foreign sourced capital of not less than 25% of the domestic company’s post–acquisition capital in order to obtain FIE treatment. Accordingly, if a sufficient amount of foreign capital is not infused into the domestic company, it will not be eligible to obtain FIE treatment. In asset transactions there must be no harm of third parties and the public interest in the allocation of assets and liabilities being assumed or acquired. These aspects of the regulations will limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our shareholders’ interests in an acquisition of a Chinese business or assets.

Ambiguities in the regulations of September 8, 2006 may make it difficult for us to properly comply with all applicable rules and may affect our ability to consummate a business combination.

Although the merger and acquisition regulations provide specific requirements and procedures, there are many ambiguities which give the regulators great latitude in the approval process which may cause uncertainty in our ability to complete a transaction on a timely basis.

The merger and acquisition regulations set forth many requirements that have to be followed, but there are still many ambiguities in the meaning of many provisions. Although further regulations are anticipated in the future, until there has been clarification either by pronouncements, regulation or practice, there is some uncertainty in the scope of the regulations. Moreover, the ambiguities give the regulators wide latitude in the enforcement of the regulations and the transactions to which they may or may not apply. Therefore, we cannot predict the extent to which the regulations will apply to a transaction, and therefore, there may be uncertainty in whether or not a transaction will be completed until the approval process is under way or until the preliminary approvals are obtained. This may negatively impact our ability to consummate a business combination.

If we acquire control of a target business through contractual arrangements with one or more operating businesses in the PRC, such contracts may not be as effective in providing operational control as direct ownership of such business and may be difficult to enforce.

We will only acquire a business or businesses that, upon the consummation of our initial business combination, will be our majority-owned subsidiaries and will be neither investment companies nor companies excluded from the definition of an investment company by Section 3(c)(1) or 3(c)(7) of the Investment Company Act. However, the PRC has restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries. The industry groups that are restricted are wide-ranging, including, for example, certain aspects of telecommunications, food production, and heavy equipment manufacturers. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous brand names” or “well-established brand names.” Subject to the review and approval requirements of the relevant agencies for acquisitions of assets and companies in the relevant jurisdictions and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted local parties. To the extent that such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company which may provide exceptions to the merger and acquisition regulations mentioned above since these types of arrangements typically do not involve a change of equity ownership in the operating company. The agreements would be designed to provide our company with the economic benefits of, and control over, the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of local parties who would be our nominees and, therefore, may exempt the transaction from certain regulations, including the application process required thereunder.

However, since there has been limited implementation guidance provided with respect to such regulations, the relevant government agency might apply them to a business combination effected through contractual arrangements. If such an agency determines that such an application should have been made or that our potential future target businesses are otherwise in violation of local laws or regulations, consequences may include confiscating relevant income and levying fines and other penalties, revoking business and other licenses, requiring restructure of ownership or operations, requiring discontinuation or restriction of the operations of any portion or all of the acquired business, restricting or prohibiting our use of the proceeds of this offering to finance our businesses and operations and imposing conditions or requirements with which we or potential future target businesses may not be able to comply. These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under local laws and regulations. If we choose to effect a business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore, these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under local law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to offset the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

Risks Related to Ownership of Our Common Stock

Our common stock is a “penny stock” which may restrict the ability of shareholders to sell our common stock in the secondary market.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our Common Stock is not quoted on a national exchange but is traded on the OTC Marketplace Pink Sheets (the “Pink Sheets”). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The “penny stock” rules, may restrict the ability of our shareholders to sell our common stock in the secondary market.

Trading in our securities could be subject to extreme price fluctuations that could adversely affect your investment.

Historically speaking, the market prices for securities of small publicly traded companies have been highly volatile. Publicized events and announcements may have a significant impact on the market price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations that particularly affect the market prices for small publicly traded companies and which are often unrelated to the operating performance of the affected companies.

Because we may seek to complete a business combination through a “reverse merger,” we may not be able to attract the attention of major brokerage firms following such a transaction.

Additional risks may exist since we may assist a privately held business to become public through a “reverse merger”. Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger Company in the future.

We cannot assure you that following a business combination with an operating business or business start-up, our common stock will be listed on any securities exchange higher than the Pink Sheets.

Although, our common stock is currently quoted on the Pink Sheet, securities quoted on this trading platform often lack liquidity and analyst coverage, which may result in lower prices for our common stock than might be obtained in a larger, more established stock exchanges and may also result in a larger spread between the bid and asked price for our common stock. Following a business combination or business start-up, we may seek the listing of our common stock on NASDAQ or any other exchange which represents a higher listing than the Pink Sheets. However, we cannot assure you that we will be able to meet the initial listing standards of any of those, or that we will be able to maintain a listing of our common stock on any stock exchange other than the Pink Sheets. Until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to continue to trade on the Pink Sheets, where our shareholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. If a market for our common stock does not develop or is not sustained, it may be difficult for our shareholders to sell their shares of common stock at an attractive price or at all. In the absence of an active trading market for our common stock, shareholders may not be able to sell their common stock at or above the price at which they acquired the shares or at the time that they would like to sell. We cannot predict the prices at which our common stock will trade. In addition, we cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial qualitative listing standards, that we will be able to maintain any such listing. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Liquidity is limited, and we may be unable to obtain listing of our common stock on a more liquid market.

Our common stock is quoted on the Pink Sheets, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq Global Market or Capital Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or national securities exchange.

Substantial sales of our common stock may impact the market price of our common stock.

Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants, and the resale of shares by investors who have registration rights, could adversely affect the market price of our common stock. Furthermore, if we raise additional funds through the issuance of common stock or securities convertible into our common stock, the percentage ownership of our shareholders will be reduced and the price of our common stock may fall.

We do not expect to pay dividends for the foreseeable future and investors must look solely to stock appreciation for a return on their investment in us.

We have no plans to pay, and we do not anticipate paying, any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant. Investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our publicly-filed reports are reviewed from time to time by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of our common stock.

The reports and other securities filings of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements. The SEC is required, pursuant to the Sarbanes-Oxley Act of 2002, to undertake a comprehensive review of a company’s reports at least once every three years, although an SEC review may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply, in all material respects with the published rules and regulations of the SEC, we could be required to modify, amend, or reformulate information contained in our filings as a result of any SEC review. Any modification, amendment, or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

We may invest or spend our cash in ways with which you may not agree or in ways which may not yield a significant return.

Our management has considerable discretion in the use of our cash. Our cash may be used for purposes that do not increase our operating results or market value. Until the cash is used, it may be placed in investments that do not produce significant income or that may lose value. The failure of our management to invest or spend our cash effectively could result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our common stock to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We do not currently own any property. The Company’s corporate documents are stored at the offices the Company’s outside general counsel, Spectrum Law Group, APC. We share office space with Spectrum Law Group, APC, for which we are not charged a fee. We may need to rent office space in the future. As of January 22, 2019, we believe that our properties are suitable and adequate to meet our anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS.

Although we may, from time to time, be a party to certain lawsuits in the ordinary course of business, we are not currently involved in any lawsuits that would have a material adverse effect on our results of operations, financial condition, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information About Our Common Stock

Our shares are quoted on the Over-the-Counter Electronic Bulletin Board (OTCBB) in the Pink Sheets under the symbol “FQFC”. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB issuers must remain current in their filings with the SEC or applicable regulatory authority. Securities quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that we will continue to have the funds required to remain in compliance with our reporting obligations.

The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTC Pink:

Year Ended March 31, 2017	High	Low

First Quarter ended June 30, 2016	$0.0021	$0.0021
Second Quarter ended September 30, 2016	$0.0021	$0.002
Third Quarter ended December 31, 2016	$0.002	$0.0011
Fourth Quarter ended March 31, 2017	$0.005	$0.0011

Year Ended March 31, 2018	High	Low

First Quarter ended June 30, 2017	$0.0041	$0.0031
Second Quarter ended September 30, 2017	$0.0041	$0.0041
Third Quarter ended December 31, 2017	$0.0093	$0.0037
Fourth Quarter ended March 31, 2018	$0.055	$0.0056

Penny Stock Rules

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

●	contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

●

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

●	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” price for the penny stock and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

●	contains such other information and is in such form (including language, type, size and format) as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, shareholders may have difficulty selling their securities.

Reports

We are subject to certain filing requirements and will furnish annual financial reports to our shareholders, audited by our independent registered public accounting firm, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

Transfer Agent

The Company has retained Security Transfer Corporation, 2901 N. Dallas Parkway, Suite 380, Plano, Texas, 75093, as its transfer agent.

Number of Equity Security Holders

As of January 22, 2019, we had 183 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. As such, the number of beneficial holders of our shares could be substantially larger than the number of shareholders of record.

Dividend Policy

We have never paid dividends and have no current plans to do so. We currently anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon our results of operations, financial condition, and other factors that the Board, in its discretion, may deem relevant. There are no restrictions, other than applicable law, on the ability of the Board to declare and pay dividends.

Recent Sales of Unregistered Securities

On or around April 20, 2018, the Company issued 2,778,000,000 shares of its common stock to Houyu Huang as compensation for services rendered as president and director of the Company. The issuance was exempt under Section 4(a)(2) of the Securities Act.

Repurchase of Equity Securities

None.

Information About Our Equity Compensation Plans

The information required under this heading is incorporated herein by reference to the applicable information set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA.

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended March 31, 2018 and 2017 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report.

All references to “Fuquan”, “we”, “our,” “us” and the “Company” in this Item 7 refer to Fuquan Financial Company.

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in Part I, Item 1A of this Annual Report or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS FOR THE TWELVE MONTH PERIOD ENDED MARCH 31, 2018 COMPARED TO THE TWELVE MONTH PERIOD ENDED MARCH 31, 2017

Revenue

We recognized no revenue during the twelve months ended March 31, 2018 and 2017. We currently have no business from which to generate revenues.

Cost of Revenue

We recognized no cost of revenue during the twelve months ended March 31, 2018 and 2017.

Gross Profit / (Loss)

We recognized no gross profit / (loss) during the twelve months ended March 31, 2018 and 2017.

General and Administrative Expenses

During the twelve months ended March 31, 2018, we incurred $26,756 in general and administrative expenses compared to $56,200 during the twelve months ended March 31, 2017. The decrease was due largely from the fact that during the twelve months ended March 31, 2017, we accrued $55,000 in directors and officer’s fees. Following the resignation of our former sole director and officer, Mr. Cutler, in February 2017, no director’s or officer’s fees were further accrued. The general and administrative expenses incurred during the twelve months ended March 31, 2018 related to audit and review fees, accounting fees, EDGAR filing fees, tax return preparation fees, share transfer fees and other general office expenses. The balance of general and administrative expenses incurred during the twelve months ended March 31, 2017 related to share transfer agent fees.

Operating Loss

During the twelve months ended March 31, 2018, we incurred an operating loss of $26,756 compared to an operating loss of $56,200 for the twelve months ended March 31, 2017, a decrease of $29,444 due to the factors discussed above.

Interest and Other Income / (Expenses) Net

During the twelve months ended March 31, 2018 and 2017, we recognized no interest or other income/(expense).

Loss before Income Tax

During the twelve months ended March 31, 2018, we incurred a loss before taxes of $26,756 compared to a loss before taxes of $56,200 for the twelve months ended March 31, 2017, a decrease of $29,444 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded in either the twelve months ended March 31, 2018 or 2017, as we have incurred taxable losses in both periods.

Net Loss

During the twelve months ended March 31, 2018, we incurred a net loss of $26,756 compared to a net loss of $56,200 for the twelve months ended March 31, 2017, a decrease of $29,444 due to the factors discussed above.

CASH FLOW FOR THE TWELVE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE TWELVE MONTHS ENDED MARCH 31, 2017

At March 31, 2018, we did not have any cash or cash equivalents, no assets, no operating business or other source of income and outstanding liabilities and a stockholders’ deficit of $324,033.

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

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended March 31, 2018 and 2017, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We are now focused raising debt and/or equity financing to meet ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

	Twelve Months Ended March 31, 2018	Twelve Months Ended March 31, 2017

Net Cash Used in Operating Activities	$-	$-
Net Cash Provided (Used In) by Investing Activities	-	-
Net Cash Provided by Financing Activities	-	-
Net Movement in Cash and Cash Equivalents	$-	$-

Operating Activities

During the twelve months ended March 31, 2018, we incurred a net loss of $26,756 which, we received $26,756 by way of loan advance from our controlling shareholder, that represented the net cash used in operating activities during the period. By comparison, during the twelve months ended March 31, 2017, we incurred a net loss of $56,200 which, we received $56,200 by way of loan advance from our controlling shareholder, that represented the net cash used in operating activities during the period.

Investing Activities

We neither generated nor used funds in investing activities during the twelve months ended March 31, 2018 and 2017.

Financing Activities

We neither generated nor used funds in financing activities during the twelve months ended March 31, 2018 and 2017.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Southwestern Water Exploration Co.

We have audited the accompanying balance sheet of Southwestern Water Exploration Co. as of March 31, 2017 and the related statements of operations, changes in stockholder’s deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Water Exploration Co. as of March 31, 2017 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements the Company has limited operations and has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington
November 6, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Fuquan Financial Company

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Fuquan Financial Company (the “Company”), as of March 31, 2018 and the related statements of operations, changes in stockholder’s deficit and cash flows for the year then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and the results of its operations and its cash flows for the year ended March 31, 2018, in conformity with generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of the Company. as of March 31, 2018 and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

Matter of Emphasis

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements the Company has limited operations and has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

Houston, Texas

January 22, 2019

FUQUAN FINANCIAL COMPANY

(FORMERLY SOUTHWESTERN WATER EXPLORATION CO.)

BALANCE SHEETS

	March 31
	2018	2017
ASSETS
Current Assets
Cash and Cash Equivalents	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Former Shareholder Loan Payable	$324,033	$297,277

Total Current Liabilities	324,033	297,277

Total Liabilities	324,033	297,277

Commitments and Contingencies (Note 9)

Shareholders’ Deficit

Preferred Stock, $0.001 par value, 50,000,000 authorized none issued and outstanding	-	-
Common Stock, $0.001 par value, 200,000,000 and 150,000,000 authorized, respectively, 122,164,114 and 122,164,114 issued and outstanding, respectively	122,164	122,164
Additional Paid in Capital	5,673,913	5,673,913
Retained Deficit	(6,120,110)	(6,093,354)

Total Shareholders’ Deficit	(324,033)	(297,277)

Total Liabilities and Shareholders’ Deficit	$-	$-

The accompanying notes are an integral part of these audited financial statements

FUQUAN FINANCIAL COMPANY

(FORMERLY SOUTHWESTERN WATER EXPLORATION CO.)

STATEMENTS OF OPERATIONS

	For the Year Ended
	March 31
	2018	2017
REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

EXPENSES
General and administrative	26,756	56,200

Total Expenses	26,756	56,200

OPERATING LOSS	(26,756)	(56,200)

OTHER INCOME/ (EXPENSE)	-	-

LOSS BEFORE TAXES	(26,756)	(56,200)

TAXES	-	-

NET LOSS	(26,756)	(56,200)

Net Loss per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	122,164,114	122,164,114

The accompanying notes are an integral part of these audited financial statements

FUQUAN FINANCIAL COMPANY

(FORMERLY SOUTHWESTERN WATER EXPLORATION CO.)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - March 31, 2016	122,164,114	$122,164	$5,673,913	$(6,037,154)	$(241,077)

Loss for the year	-	-	-	(56,200)	(56,200)

Balance - March 31, 2017	122,164,114	$122,164	$5,673,913	$(6,093,354)	$(297,277)

Loss for the year	-	-	-	(26,756)	(26,756)

Balance - March 31, 2018	122,164,114	$122,164	$5,673,913	$(6,120,110)	$(324,033)

The accompanying notes are an integral part of these audited financial statements

FUQUAN FINANCIAL COMPANY

(FORMERLY SOUTHWESTERN WATER EXPLORATION CO.)

STATEMENTS OF CASH FLOWS

For the Year Ended March 31
	2018	2017

Cash Flows (Used In) Operating Activities:
Net Loss	$(26,756)	$(56,200)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Changes in working capital items:	-	-
Shareholder loan payable - advances	26,756	56,200

Net Cash (Used In) Operating Activities	-	-

Cash Flows From (Used In) Investing Activities:	-	-

Cash Flows From Financing Activities:	-	-

Net Change in Cash:	-	-

Beginning Cash	-	-

Ending Cash	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest:	$-	$-

Cash paid for tax:	$-	$-

The accompanying notes are an integral part of these audited financial statements

FUQUAN FINANCIAL COMPANY

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 1. NATURE OF OPERATIONS

Nature of Business

Fuquan Financial Company, a Nevada corporation, (“Fuquan”, “We” or “Us”) is a publicly quoted shell company seeking to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. No potential merger candidate has been identified at this time.

Our mailing address is 23 Corporate Plaza, Suite 150, Newport Beach, California 92660. We currently have no operations.

History

Southwestern Water, formerly Star Acquisitions Corporation, was incorporated in the State of Colorado on July 10, 1987.

On November 12, 1993, we changed our name to Southwestern Water Exploration Co.

On February 27, 2018, a change in control of Southwestern Water Exploration Co. occurred in which the sole officer and board member resigned and new officers and board members were appointed. On March 15, 2018, the Company filed Articles of Amendment with the Colorado Secretary of State whereby it changed its name to “Fuquan Financial Company.” On March 29, 2018, the Company filed Articles of Conversion to change its domicile from Colorado to Nevada. On March 29, 2018, the Company filed an Issuer Company-Related Action Notification with FINRA requesting that the aforementioned name change be effective in the market and that the Company’s ticker symbol be changed to “FQFC.”

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the twelve months ended March 31, 2018, we reported a net loss of $26,756 and an accumulated deficit of $6,120,110 as of March 31, 2018. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Cash and Cash Equivalents

As of March 31, 2018 and 2017, we did not maintain any cash or bank balances.

FUQUAN FINANCIAL COMPANY

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

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

Fair Value Measurements:

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

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

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with Aquarius, or (iv) anyone who can significantly influence the financial and operating decisions of Aquarius. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Fixed Assets:

As of March 31, 2018 and 2017, we did not maintain any fixed assets.

Impairment of Long-Lived and Intangible Assets:

We had no long-lived or intangible assets as of March 31, 2018 or 2017.

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

FUQUAN FINANCIAL COMPANY

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

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

Revenue Recognition:

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied, generally this occurs with the transfer of control of our product. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

During the twelve months ended March 31, 2018 and 2017, we did not recognize any revenue.

Advertising Costs:

No advertising costs were incurred during the twelve months ended March 31, 2018 and 2017.

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

Net Loss per Share Calculation:

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

As of December 31, 2017, we stated that throughout the three and nine-month periods ended of September 30, 2017 and 2016, 200,000 stock options with an exercise price of $0.001 and that did not expire were issued and fully vested. That authorization has been rescinded and as of March 31, 2018, no stock options were issued.

Subsequent Events:

We have evaluated all transactions from April 1, 2018 through January 17, 2019 for subsequent event disclosure consideration.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

FUQUAN FINANCIAL COMPANY

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 4. FORMER SHAREHOLDER LOAN PAYABLE

During the twelve months ended March 31, 2018 and 2017, we received $26,756 and $56,200, respectively, by way of loan from our principal shareholder, a former officer and director of ours, to fund our working capital requirements such as the compensation to the former officer and director, accounting, auditing, SEC filings, tax preparation, share transfer agent fees and certain legal fees.

The loan is interest free, unsecured and due on demand.

The balance due to our principal shareholder as of March 31, 2017 and March 31, 2018 was $297,277 and $324,033, respectively.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve months ended March 31, 2018 and 2017 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Twelve-month periods Ended March 31,
	2018	2017

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	4%	4%
Change in Valuation Allowance	(25)%	(25)%
Effective Income Tax Rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Twelve-month periods Ended March 31,
	2018	2017

Tax at statutory rate (21%)	$5,619	$11,802
Increase in valuation allowance	$(5,619)	$(11,802)
Net deferred tax assets	$-	$-

The Company underwent a change of control during the year ended March 31, 2018; accordingly, the utilization of this net operating loss will be limited in future periods.

FUQUAN FINANCIAL COMPANY

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 6. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings for the twelve months ended March 31, 2018 and 2017 and, to the best of our knowledge, no legal proceedings are pending or threatened.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2017, we stated that we were authorized to issue 50,000,000 shares of preferred common stock with a par value of $0.001. That authorization has been rescinded and as of March 31, 2018, no shares of preferred stock were authorized to be issued.

No shares of preferred stock were issued and outstanding during the twelve months ended March 31, 2018 and 2017.

Common Stock

As of March 31, 2018, we were authorized to issue 200,000,000 shares of common stock with a par value of $0.001. As of March 31, 2018, and March 31, 2017, 122,164,114 and 122,164,114 shares of common stock were issued and outstanding, respectively.

No shares of common stock were issued during the twelve months ended March 31, 2018 and 2017.

Warrants

No warrants were issued or outstanding during the twelve months ended March 31, 2018 and 2017.

Stock Options

The Corporation has an incentive stock option plan, which provides for the granting by the Board of Directors of stock options to directors and officers for the purchase of authorized but unissued common shares.

As of December 31, 2017, we stated that throughout the three and nine-month periods ended of September 30, 2017 and 2016, 200,000 stock options with an exercise price of $0.001 and that did not expire were issued and fully vested. That authorization has been rescinded and as of March 31, 2018, no stock options were issued.

NOTE 8. SUBSEQUENT EVENTS

On or around April 20, 2018, the Company issued 2,778,000,000 shares of its common stock to Houyu Huang as compensation for services rendered as president and director of the Company. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On or around April 23, 2018 the Company increased its number of authorized shares of common stock to three billion shares, $0.001 par value.

In or around April 2018 the Company entered into a Convertible Loan Agreement with its majority shareholder, Houyu Huang (the “Loan Agreement”). Under the terms of the Loan Agreement, Mr. Huang agreed to provide financing to the Company up to a maximum of $500,000. The Company will issue to Mr. Huang an advance request each time it requires funding under the Loan Agreement. All amounts so advanced will be covered under a Convertible Promissory Note (the “Note”). All amounts under the Note accrue interest at the rate of 10% per annum; are due and payable in 24-months; and, can be converted at the option of Mr. Huang into shares of our common stock at a 20% discount to the market price of our shares.

Through January 22, 2019 the Company has borrowed a total of $259,358.00 under the Loan Agreement. The entire amount was paid to Fuquan Investment Management (USA) Company (“FIM USA”), which is owned by our CFO, Hua Huang. The amounts were paid directly to FIM USA as payment for management services provided by FIM USA to the Company. These services were provided under the MSA, discussed below.

In or around June 2018 the Company entered into a Management Services Agreement (the “MSA”) FIM USA. Under the MSA, FIM USA provides all necessary management services to the Company, which includes the payment by FIM USA of all professional fees and expenses and filings fee incurred by the Company.

On around September 26, 2018 the Company filed with the State of Nevada to effect a reverse stock split. The reverse stock split has not yet been implemented and effected. When implemented and effected, one (1) share of common stock will be issued for every four (4) shares of common stock issued and outstanding. The number of authorized shares of common stock will be reduced by the same 1:4 ratio, resulting in 750,000,000 shares of common stock being authorized.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our accountants on accounting or financial disclosure matters during 2018 and 2017, respectively. Gillespie & Associates, PLLC (“Gillespie”) was appointed as our independent auditors on September 8, 2017 and issued audited consolidated financial statements for the Company as of March 31, 2017 and 2016, and the results of our operations, cash flows, and stockholder’s equity (deficit) for each of the years then ended. On September 04 2018 the Company dismissed Gillespie as its independent registered public accounting firm. There were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with Gillespie on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Gillespie would have caused them to make reference thereto in their reports on the financial statements for such periods. In addition, during that time there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On September 04, 2018 the Company’s Board of Directors approved the engagement of Thayer O’Neal Company, LLC (“Thayer”) as its independent registered public accounting firm for the Company’s fiscal year ended 31 March 2018. During the fiscal years ended March 31, 2016, March 31, 2017, and March 31, 2018, and the subsequent interim period through 04 September 2018, the date of engagement of Thayer, the Company did not consult with Thayer regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or, (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Meihua Li, our Chief Executive Officer and Principal Executive Officer (“Li”), and Hua Huang, our Chief Financial Officer and Principal Financial Officer (“Huang”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of March 31, 2018 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Li, as our Principal Executive Officer, and Huang, as our Principal Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. An evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework , our management concluded that, as of March 31, 2018 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

●	We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of accounting transactions. Accordingly, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual financial statements would not be prevented or detected on a timely basis.

●	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

●	We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management of the Company is committed to improving its internal controls and will (i) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; (ii) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel; and, (iii) may consider appointing outside directors and audit committee members in the future.

Management has discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, it is reasonably possible that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected during our financial close and reporting process.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

In March 2018 our majority shareholder, Houyu Huang, acquired majority control of the Company. At that time a new Board of Directors was elected, and new officer were appointed. The control over financial reporting was transferred from the prior Board and officers to the new Board and new officers, who assumed responsibility for internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Our Board of Directors

Pursuant to our bylaws, the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors (the “Board”). The Company currently has one individual serving on the Board. The Company will seek to fill vacancies on the Board as it executes on its business plan and is able to fund the cost of errors and omissions insurance coverage for the Board.

Information with respect to our current directors is shown below.

Name	Age	Director Since	Position(s) Held

Meihua Li	38	2018	Chief Executive Officer; Chairman
Hua Huang	32	2018	Chief Financial Officer; Secretary; Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Meihua Li: Ms. Meihua Li was born in 1980 in Jilin Province, China. She graduated from Art Institute of Yanbian University, majored in Film and Television. Since 1999 Ms. Li has worked in various industries such as international trade, leisure and holiday industry, health education industry, studying abroad service industry, Traditional Chinese Medicine and science industry, advertising and media industry, warehousing and logistics industry, investment and consulting industry. In 2009, Ms. Li founded Beijing Longrun Tangdu Culture Communication Co., Ltd. and serves as the CEO. The company provides world-class advertising planning, film and television products, project planning, event undertaking and other cultural services.

Hua Huang: Ms. Hua Huang was born in China. Early in her career, Ms. Huang founded and invested in the retail, new energy, health, and ecological food companies. She is well regarded as a successful female entrepreneur in China. In 2012, Ms. Huang founded Anhui Fuquan Investment Management Co., Ltd. (“FIM”). Through FIM, Ms. Huang created and integrated the “ICGPS” -circular economy eco-industry financial model and “I2C” -consumer financial asset securitization model. The production and financing platform of FIM has opened up a positive interaction channel among consumers, producers, investors, securities trading and global credit consumption cooperation platforms. In 2017, FIM was awarded the “Top 10 Innovative Enterprises in China’s Best Business Model of 2017”. In addition, Ms. Huang won the “Top Ten Reformers in the Promotion of Industrial Economic Development of 2017” award and “China Economic Top 10 News Personalities of 2017” award. Ms. Huang currently serves as executive directors and senior consultants in dozens of domestic and international companies.

Family Relationships

Our majority and controlling shareholder, Houyu Huang, is the father of Hua Huang, our chief financial officer and a director of the Company.

Information Regarding Our Executive Officers

Hua Huang, our chief financial officer and a director of the Company, is also the owner of FIM USA, which executed the MSA with the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the Forms 3, 4 and 5 filed during fiscal year ended March 31, 2018, we believe that as of March 31, 2018 our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.

Corporate Governance

Board Committees and Charters

Audit Committee

We do not currently have a separately constituted audit committee. We will consider forming an Audit Committee in fiscal 2019 and if appropriate will commence a search for new qualified board members, one of whom will meet the definition of an “audit committee financial expert”. The board of directors will also consider adopting a written audit committee charter.

Compensation Committee

We do not currently have a separately constituted compensation committee. Our board of directors has not yet determined whether to create a compensation committee.

Nominating Committee

We do not currently have a separately constituted nominating committee. Our board of directors has not yet determined whether to create a nominating committee.

Code of Business Conduct

We have not yet adopted a Code of Business Conduct, which would apply to our chief executive officer and chief financial officer, or to all directors and employees. Our board of directors plans to adopt a Code of Business Conduct as soon as practicable.

Board Diversity

While we do not have a formal policy on diversity, our board of directors considers diversity to include the skill set, background, reputation, type and length of business experience of our board of directors members, as well as, a particular nominee’s contributions to that mix. Our board of directors believes that diversity brings a variety of ideas, judgments, and considerations that can benefit our shareholders and us.

Stockholder Communications

We do not have a formal policy regarding communications with our board of directors, or for the consideration of director candidates recommended by shareholders. To date, no shareholders have made any such recommendations.

ITEM 11.	EXECUTIVE COMPENSATION

There was no executive compensation for the fiscal years ended March 31, 2018 and 2017, respectively.

Outstanding Equity Awards At Fiscal Year-End

As of March 31, 2018 and 2017, respectively, there were no outstanding equity awards. At this time we have no plans to adopt any equity award program, though that could change in the future.

Director Compensation

For the years ended March 2018 and 2017, respectively, there was no director compensation. Subsequent to March 31, 2018, the Company issued 2,778,000,000 shares of our common stock to Houyu Huang as compensation for his services as director and an officer of the Company. At this time we have no plans to compensate our directors any further, though that could change in the future.

Executive Employment Agreements and Change-in-Control Arrangements

We have not entered into employment agreements or change-in-control arrangements with any of our executive officers. Each of our executive officers is an at-will employee and their employment relationship with us may be terminated at any time.

Ms. Li and Ms. Huang have agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS.

The following table provides information regarding the beneficial ownership of our common stock as of January 22, 2019, which is also referred to herein as the “Evaluation Date”, by: (i) each person or group who is known by us to beneficially own more than 5% of our common stock; (ii) each of our current directors; (iii) each of our named executive officers as set forth in Item 11 of this Annual Report; and, (iv) all such directors and executive officers as a group. The table is based upon information supplied by our officers, directors and principal shareholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 2,900,164,114 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)		Percentage of Total Voting Power

Directors and Named Executive Officers:
Hua Huang	2,862,237,269	(2)	98.7%

All executive officers and directors as a group ( persons)
Hua Huang	2,862,237,269		98.7%

5% Shareholders
Houyu Huang	2,862,237,269		98.7%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Shares are deemed owned by Hua Huang as result of ownership of the shares by Hua Huang’s father, Houyu Huang.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Our chief financial officer and director, Hua Huang, is the daughter of our majority shareholder, Houyu Huang. Ms. Huang is also the owner and director of FIM USA. The Company has entered into the MSA with FIM USA.

In or around April 2018 the Company entered into a Convertible Loan Agreement with its majority shareholder, Houyu Huang (the “Loan Agreement”). Under the terms of the Loan Agreement, Mr. Huang agreed to provide financing to the Company up to a maximum of $500,000. The Company will issue to Mr. Huang an advance request each time it requires funding under the Loan Agreement. All amounts so advanced will be covered under a Convertible Promissory Note (the “Note”). All amounts under the Note accrue interest at the rate of 10% per annum; are due and payable in 24-months; and, can be converted at the option of Mr. Huang into shares of our common stock at a 20% discount to the market price of our shares.

Through January 22, 2019 the Company has borrowed a total of $199,372.40 under the Loan Agreement. The entire amount was paid to Fuquan Investment Management (USA) Company (“FIM USA”), which is owned by our CFO, Hua Huang. The amounts were paid directly to FIM USA as payment for management services provided by FIM USA to the Company.

In or around June 2018 the Company entered into a Management Services Agreement (the “MSA”) FIM USA. Under the MSA, FIM USA provides all necessary management services to the Company, which includes the payment by FIM USA of all professional fees and expenses and filings fee incurred by the Company.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors”.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table provides information regarding the fees billed to us by Gillespie & Associates, PLLC in the years ended March 31, 2018 and 2017. All fees described below were approved by Board:

	For the years ended March 31
	2018	2017
Audit Fees (1)	$8,300	$-0-

Audit Related Fees (2)	-0-	-0-

Tax Fees (3)	-0-	-0-

All Other Fees (4)	-0-	-0-

Total Fees:	$8,300	$-0-

(1)	Audit Fees include fees for services rendered for the audit of our financial statements, included in our Annual Report on Form 10-K.

(2)	Audit Related Fess consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3)	Tax Fees consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures

The policy of our Board is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Board regarding the extent of services provided by the independent auditor in accordance with this pre-approval. Any proposed services not included within the list of pre-approved services or any proposed services that will cause the Company to exceed the pre-approved aggregate amount requires specific pre-approval by the Board.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	(1)	The Company’s financial statements and related notes thereto are listed and included in this Annual Report (Item 8).

	(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	(3)	The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

3.1	Articles of Incorporation of the Company (Colorado), incorporated by reference to Exhibit 3.(i).1 to Form-10 as filed by the Company with the Securities and Exchange Commission on November 14, 2017.

3.2	Bylaws of the Company (Colorado), incorporated by reference to Exhibit 3.(i)(2) to Form-10 as filed by the Company with the Securities and Exchange Commission on November 14, 2017.

3.3	Articles of Amendment (Colorado) changing the Company’s name to Fuquan Financial Company, filed on March 15, 2018(*).

3.4	Statement of Conversion (Colorado) converting the Company to a Nevada corporation, filed on March 26, 2018(*).

3.5	Articles of Incorporation (Nevada) filed on March 28, 2018(*).

3.6	Articles of Conversion, filed on March 28, 2018(*).

3.7	Certificate of Amendment increasing the number of authorized shares of common stock, filed on April 23, 2018(*).

3.8	Certificate of Change providing for a 1:4 reverse stock split, filed on September 26, 2018(*).

10.1	Loan Agreement(*).

10.2	Convertible Note(*).

10.3	Management Services Agreement(*).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002(*).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002(*).

(*)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: January 22, 2019	FUQUAN FINANCIAL COMPANY

	BY:	/S/ MEIHUA LI
Meihua Li,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATED

/s/ Meihua Li	Chairman of the Board;	January 22, 2019
Chief Executive Officer

/s/ Hua Huang	Director;	January 22, 2019
Chief Financial Officer

