Form 10-K/A
period 2018-03-31
Fuquan Financial Co
filed 2019-01-28
CIK 819690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

OTHER INFORMATION

As used in this Annual Report on Form 10-K/A, the terms “we”, “us”, “our”, “FQFC” and the “Company” refer to Fuquan Financial Company, a Nevada corporation, unless otherwise stated. “SEC” refers to the Securities and Exchange Commission.

EXPLANATORY NOTE

On January 22, 2019, Fuquan Financial Company (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part II, Items 8, of the Original Form 10-K to include a new Report Of Independent Registered Public Accounting Firm from Thayer O’Neal (the “New Report”). The filing of the New Report was requested by Thayer O’Neal. The New Report does not change or alter, in any way, the financials included in the Original Form 10-K, and this Amendment does not alter, change, or affect any other provision of the Original Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on January 22, 2019, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

1

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Fuquan Financial Company

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Fuquan Financial Company (“the Company”), as of March 31, 2018 and the related statements of operations, changes in stockholder’s deficit and cash flows for the year then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and the results of its operations and its cash flows for the year ended March 31, 2018, in conformity with generally accepted accounting principles.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

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

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC
We have served as the Company’s auditor since 2018
Houston, Texas
January 22, 2019

2

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	(3)	The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

(*)	Filed herewith.

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: January 28, 2019	FUQUAN FINANCIAL COMPANY

	BY:	/S/ MEIHUA LI
Meihua Li,
Chief Executive Officer

4