Form 10-Q
period 2018-06-30
Fuquan Financial Co
filed 2019-01-28
CIK 819690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-55869

FUQUAN FINANCIAL COMPANY

(Exact name of registrant as specified in its charter)

Nevada	88-0126444
(State of incorporation)	(I.R.S. Employer Identification No.)

23 Corporate Plaza Drive, Suite 150, Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

(949) 629-2534
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The outstanding number of shares of common stock as of January 28, 2019 was: 2,900,164,114.

Documents incorporated by reference: None

FUQUAN FINANCIAL COMPANY

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUQUAN FINANCIAL COMPANY

BALANCE SHEETS

(Unaudited)

	June 30, 2018	March 31, 2018
ASSETS

Current Assets
Cash and cash equivalents	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accrued interest payable	$121	$-
Shareholder loan payable	324,033	324,033

Total Current Liabilities	324,154	324,033

Long Term Liabilities
Convertible loan payable	87,986	-

Total Liabilities	412,140	324,033

Commitments and Contingencies (Note 9)

Shareholders’ Deficit

Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 3,000,000,000 and 200,000,000 authorized, respectively, 2,900,164,114 and 122,164,114 issued and outstanding, respectively	2,900,164	122,164
Additional paid in capital	2,961,627	5,673,913
Accumulated deficit	(6,273,931)	(6,120,110)

Total Shareholders’ Deficit	(412,140)	(324,033)

Total Liabilities and Shareholders’ Deficit	$-	$-

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

FUQUAN FINANCIAL COMPANY

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30,
	2018	2017

REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

EXPENSES
General and administrative	153,700	400

Total Expenses	153,700	400

OPERATING LOSS	(153,700)	(400)

OTHER INCOME / (EXPENSE)	(121)	-

LOSS BEFORE TAXES	(153,821)	(400)

TAXES	-	-

NET LOSS	$(153,821)	$(400)

Net Loss per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	2,289,614,663	122,164,114

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

FUQUAN FINANCIAL COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	June 30,
	2018	2017

Cash Flows (Used In) Operating Activities:
Net Loss	$(153,821)	$(400)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Stock issued for compensation	65,714	-
Non-cash management fees	87,896
Changes in working capital items:
Accrued interest payable	121	-
Shareholder loan payable-advances	-	400

Net Cash (Used In) Operating Activities	-	-

Net Cash Flows From (Used In) Investing Activities:	-	-

Net Cash From Financing Activities	-	-

Net Change in Cash:	-	-

Beginning Cash	-	-

Ending Cash	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest:	$-	$-

Cash paid for tax:	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES
Convertible note payable – related party	$87,986	$-

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

FUQUAN FINANCIAL COMPANY

NOTES TO FINANCIAL STATEMENTS JUNE 30, 2018

(UNAUDITED)

NOTE 1. ORGANIZATION AND OPERATIONS

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the three months ended June 30, 2018, we reported a net loss of $153,821 and an accumulated deficit of $6,273,931 as of June 30, 2018. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

FUQUAN FINANCIAL COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2018

Cash and Cash Equivalents

As of June 30, 2018 and 2017, we did not maintain any cash or bank balances.

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

Fixed Assets:

As of June 30, 2018 and 2017, we did not maintain any fixed assets.

Impairment of Long-Lived and Intangible Assets:

We had no long-lived or intangible assets as of June 30, 2018 or 2017.

FUQUAN FINANCIAL COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2018

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

During the three months ended June 30, 2018 and 2017, we did not recognize any revenue.

Advertising Costs:

No advertising costs were incurred during the three months ended June 30, 2018 and 2017.

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

FUQUAN FINANCIAL COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2018

As of December 31, 2017, we stated that throughout the three and nine-month periods ended of September 30, 2017 and 2016, 200,000 stock options with an exercise price of $0.001 and that did not expire were issued and fully vested. That authorization has been rescinded and as of June 30, 2018, no stock options were issued.

Subsequent Events:

We have evaluated all transactions from July 1, 2018 through January 28, 2019 for subsequent event disclosure consideration.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. SHAREHOLDER LOANS PAYABLE

During the three months ended June 30, 2018 and 2017, we received $0 and $400, respectively, by way of loan from our principal shareholder, a former officer and director of ours, to fund our working capital requirements such as the compensation to the former officer and director, accounting, auditing, SEC filings, tax preparation, share transfer agent fees and certain legal fees.

The loan is interest free, unsecured and due on demand.

The balance due to our principal shareholder on this loan as of June 30, 2018 and 2017 was $324,033 and $324,033, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE – RELATED PARTY

In or around April 2018 the Company entered into a Convertible Loan Agreement with its majority shareholder, Houyu Huang (the “Loan Agreement”). Under the terms of the Loan Agreement, Mr. Huang agreed to provide financing to the Company up to a maximum of $500,000. The Company will issue to Mr. Huang an advance request each time it requires funding under the Loan Agreement. All amounts so advanced will be covered under a Convertible Promissory Note (the “Note”). All amounts under the Note accrue interest at the rate of 10% per annum; are due and payable in 24-months; and, can be converted at the option of Mr. Huang into shares of our common stock at a 20% discount to the market price of our shares. The Note is convertible at any time following 90-days after the issue date.

During the period ended June 30, 2018, the Company issued convertible note of $87,986.

As of June 30, 2018, the outstanding principal balance of the note was $87,986, the note had accrued interest of $587.

FUQUAN FINANCIAL COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2018

NOTE 6. INCOME TAXES

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended June 30, 2018 and 2017 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

NOTE 7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings for the three months ended June 30, 2018 and 2017 and, to the best of our knowledge, no legal proceedings are pending or threatened.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2017, we stated that we were authorized to issue 50,000,000 shares of preferred common stock with a par value of $0.001. That authorization has been rescinded and as of June 30, 2018, no shares of preferred stock were authorized to be issued.

No shares of preferred stock were issued and outstanding during the three months ended June 20, 2018 and 2017.

Common Stock

On or around April 20, 2018, the Company issued 2,778,000,000 shares of its common stock to Houyu Huang as compensation for services rendered as president and director of the Company. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On or around April 23, 2018 the Company increased its number of authorized shares of common stock to 3,000,000,000 shares, $0.001 par value.

As of June 30, 2018 and June 30, 2017, 2,900,164,114 and 122,164,144 shares of common stock were issued and outstanding, respectively.

Warrants

No warrants were issued or outstanding during the three months ended June 30, 2018 and 2017.

Stock Options

The Company has an incentive stock option plan, which provides for the granting by the Board of Directors of stock options to directors and officers for the purchase of authorized but unissued common shares.

As of December 31, 2017, we stated that throughout the three and nine-month periods ended of September 30, 2017 and 2016, 200,000 stock options with an exercise price of $0.001 and that did not expire were issued and fully vested. That authorization has been rescinded and as of June 30, 2018, no stock options were issued.

NOTE 9. SUBSEQUENT EVENTS

Through January 25, 2019 the Company has borrowed an additional $171,372 under the April 2018 Convertible Loan Agreement. The entire amount was paid to Fuquan Investment Management (USA) Company (“FIM USA”), which is owned by our CFO, Hua Huang. The amounts were paid directly to FIM USA as payment for management services provided by FIM USA to the Company. These services were provided under the MSA, discussed below.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, include forward-looking statements. Information in this report contains “forward looking statements” which may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, “believes”, “estimates”, “projects”, “targets”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. Statements in this report concerning the following, without limitation, are forward looking statements:

●	future financial and operating results;

●	our ability to fund operations and business plans, and the timing of any funding or corporate development transactions we may pursue;

●	our ability to either (i) enter into a new business; or, (ii) merge with, or otherwise acquire, an active business which would benefit from operating as a public entity;

●	current and future economic and political conditions;

●	overall industry and market trends;

●	management’s goals and plans for future operations; and

●	other assumptions described in this report underlying or relating to any forward-looking statements.

All references to “Fuquan”, “we”, “our,” “us” and the “Company” in this Item 2 refer to Fuquan Financial Company.

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. You should understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law.

The following discussion of the results of operations for the three months ended June 30, 2018 and 2017, respectively, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended March 31, 2018, filed with the SEC on January 22, 2018. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Plan of Operation

Our plan of operation is to raise debt and/or equity to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that we will successfully complete this series of transactions. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

At this time, we have no cash on hand or committed resources of debt or equity to fund these losses and will reliant, potentially, on advances from our principal shareholder or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding these sources.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2017

Revenue

We recognized no revenue during the three months ended June 30, 2018 and 2017. We currently have no business from which to generate revenues.

Cost of Revenue

We recognized no cost of revenue during the three months ended June 30, 2018 and 2017.

Gross Profit / (Loss)

We recognized no gross profit / (loss) during the three months ended June 30, 2018 and 2017.

General and Administrative Expenses

During the three months ended June 30, 2018, we incurred $153,700 in general and administrative expenses compared to $400 during the three months ended June 30, 2017. The increase was due largely to $87,986 management fee and $65,714 officer compensation (through stock granted).

Operating Loss

During the three months ended June 30, 2018, we incurred an operating loss of $153,700 compared to an operating loss of $400 for the three months ended June 30, 2017, an increase of $153,300 due to the factors discussed above.

Interest and Other Income / (Expenses) Net

During the three months ended June 30, 2018 and 2017, we recognized $121 interest expense.

Loss before Income Tax

During the three months ended June 30, 2018, we incurred a loss before taxes of $153,821 compared to a loss before taxes of $400 for the three months ended June 30, 2017, an increase of $153,421 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded in either the three months ended June 30, 2018 or 2017, as we have incurred taxable losses in both periods.

Net Loss

During the three months ended June 30, 2018, we incurred a net loss of $153,821 compared to a net loss of $400 for the three months ended June 30, 2017, an increase of $153,421 due to the factors discussed above.

CASH FLOW FOR THE THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2017

At June 30, 2018, we did not have any cash or cash equivalents, no assets, no operating business or other source of income and outstanding liabilities and a stockholders’ deficit of $412,140. Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

It is our current intention to seek to raise debt and/or equity financing to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ended March 31, 2018, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We are now focused raising debt and/or equity financing to meet ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

	Three Months	Three Months
	Ended	Ended
	June 30, 2018	June 30, 2017

Net Cash Used in Operating Activities	$-	$-
Net Cash Provided (Used In) by Investing Activities	-	-
Net Cash Provided by Financing Activities	-	-
Net Movement in Cash and Cash Equivalents	$-	$-

Operating Activities

During the three months ended June 30, 2018, we incurred a net loss of $153,821 which included $65,714 non-cash officer compensation in the form of a stock grant and non-cash management fees of $87,986. The net cash used in operating activities during the period was $     . By comparison, during the three months ended June 30, 2017, we incurred a net loss of $400 and received $400 advance of a shareholder loan payable, for net cash of $0 used in operating activities during the period.

Investing Activities

We neither generated nor used funds in investing activities during the three months ended June 30, 2018 and 2017.

Financing Activities

During the three months ended June 30, 2018 and 2017, we received $87,986 by way of a convertible note payable advance from our controlling shareholder. By comparison, during the three months ended June 30, 2017, we had no financing activities.

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

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information regarding this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period by this Form 10-Q. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not sufficient as of June 30, 2018.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2018, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Material Weaknesses:

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are:

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

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during its current fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome (including any for the actions described above), whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events.

We are not currently a party to any other material legal proceedings. We are not aware of any pending or threatened litigation against us that in our view would have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On or around April 20, 2018, the Company issued 2,778,000,000 shares of its common stock to Houyu Huang as compensation for services rendered as president and director of the Company. The issuance was exempt under Section 4(a)(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of the Company (Colorado), incorporated by reference to Exhibit 3.(i).1 to Form-10 as filed by the Company with the Securities and Exchange Commission on November 14, 2017.

3.2	Bylaws of the Company (Colorado), incorporated by reference to Exhibit 3.(i)(2) to Form-10 as filed by the Company with the Securities and Exchange Commission on November 14, 2017.

3.3	Articles of Amendment (Colorado) changing the Company’s name to Fuquan Financial Company, filed on March 15, 2018, incorporated by reference to Exhibit 3.3 to Form 10-K as filed by the Company with the Securities and Exchange Commission on January 22, 2019.

3.4	Statement of Conversion (Colorado) converting the Company to a Nevada corporation, filed on March 26, 2018, incorporated by reference to Exhibit 3.4 to Form 10-K as filed by the Company with the Securities and Exchange Commission on January 22, 2019..

3.5	Articles of Incorporation (Nevada) filed on March 28, 2018, incorporated by reference to Exhibit 3.5 to Form 10-K as filed by the Company with the Securities and Exchange Commission on January 22, 2019.

3.6	Articles of Conversion, filed on March 28, 2018, incorporated by reference to Exhibit 3.6 to Form 10-K as filed by the Company with the Securities and Exchange Commission on January 22, 2019.

3.7	Certificate of Amendment increasing the number of authorized shares of common stock, filed on April 23, 2018, incorporated by reference to Exhibit 3.7 to Form 10-K as filed by the Company with the Securities and Exchange Commission on January 22, 2019.

3.8	Certificate of Change providing for a 1:4 reverse stock split, filed on September 26, 2018, incorporated by reference to Exhibit 3.8 to Form 10-K as filed by the Company with the Securities and Exchange Commission on January 22, 2019.

10.1	Loan Agreement, incorporated by reference to Exhibit 10.1 to Form 10-K as filed by the Company with the Securities and Exchange Commission on January 22, 2019.

10.2	Convertible Note, incorporated by reference to Exhibit 10.2 to Form 10-K as filed by the Company with the Securities and Exchange Commission on January 22, 2019.

10.3	Management Services Agreement, incorporated by reference to Exhibit 10.3 to Form 10-K as filed by the Company with the Securities and Exchange Commission on January 22, 2019.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002(*).

(*)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 28, 2019	FUQUAN FINANCIAL COMPANY

	By:	/s/ Meihua Lia
	Name:	MEIHUA LI
	Title:	Chief Executive Officer, (Principal Executive Officer)

