Form 10-Q
period 2018-09-30
Fuquan Financial Co
filed 2019-01-31
CIK 819690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

The outstanding number of shares of common stock as of January 29, 2019 was: 2,900,164,114.

Documents incorporated by reference: None

FUQUAN FINANCIAL COMPANY

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FUQUAN FINANCIAL COMPANY

BALANCE SHEETS

(Unaudited)

	September 30, 2018	March 31, 2018

ASSETS

Current Assets
Cash and Cash Equivalents	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accrued Interest Payable	$4,383	$-
Shareholder Loan Payable	324,033	324,033
Derivative liability	164,611	-
Total Current Liabilities	493,027	324,033

Long Term Liabilities
Convertible Note Payable, net of discount	23,174	-
Total Liabilities	516,201	324,033

Commitments and Contingencies (Note 9)

Shareholders’ Deficit

Preferred Stock, $0.001 par value, 50,000,000 authorized none issued and outstanding	-	-
Common Stock, $0.001 par value, 3,000,000,000 and 200,000,000 authorized respectively, 2,900,164,114 and 122,164,114 issued and outstanding respectively	2,900,164	122,164
Additional Paid in Capital	2,961,627	5,673,913
Accumulated Deficit	(6,377,992)	(6,120,110)

Total Shareholders’ Deficit	(516,201)	(324,033)

Total Liabilities and Shareholders’ Deficit	$-	$-

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

FUQUAN FINANCIAL COMPANY

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

REVENUE	$-	$-	-	$-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	-

EXPENSES
General and administrative	111,386	8,375	265,086	8,775

Total Expenses	111,386	8,375	265,086	8,775

OPERATING LOSS	(111,386)	(8,375)	(265,086)	(8,775)

OTHER INCOME / (EXPENSE)
Interest expense	(27,436)	-	(27,557)	-
Change in fair value of derivative liabilities	34,761	-	34,761	-
Total other income (expense)	7,325	-	7,204	-

LOSS BEFORE TAXES	(104,061)	(8,375)	(257,882)	(8,775)

TAXES	-	-	-	-

NET LOSS	(104,061)	(8,375)	(257,882)	(8,775)

Net Loss per Common Share: Basic and Diluted	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	2,900,164,114	122,164,114	2,596,557,557	122,164,114

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

FUQUAN FINANCIAL COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	September 30,
	2018	2017

Cash Flows (Used In) Operating Activities:
Net Loss	$(257,882)	$(8,775)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Stock issued for compensation	65,714	-
Non-cash management fees	199,372
Amortization of debt discount	23,174
Change in fair value of derivative liabilities	(34,761)
Changes in working capital items:	4,383	-
Shareholder loan payable - advances	-	8,775
Net Cash (Used In) Operating Activities	-	-

Net Cash Flows From (Used In) Investing Activities:	-	-

Net Cash From Financing Activities	-	-

Net Change in Cash:	-	-

Beginning Cash	-	-

Ending Cash	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest:	$-	$-

Cash paid for tax:	$-	$-

Non-Cash Investing and Financing Activities
Convertible note payable – related party	$199,372	$-

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

FUQUAN FINANCIAL COMPANY

NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2018

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the three and six months ended September 30, 2018, we reported a net loss of $104,061 and $257,882, respectively, and an accumulated deficit of $6,377,992. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

FUQUAN FINANCIAL COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2018

Cash and Cash Equivalents

As of September 30, 2018 and 2017, we did not maintain any cash or bank balances.

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

Fixed Assets:

As of September 30, 2018 and 2017, we did not maintain any fixed assets.

Impairment of Long-Lived and Intangible Assets:

We had no long-lived or intangible assets as of September 30, 2018 or 2017.

FUQUAN FINANCIAL COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2018

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

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2018 and September 30, 2017, the Company did not have any derivative instruments that were designated as hedges.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized to interest expense over the life of the debt.

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

During the three and six months ended September 30, 2018 and 2017, we did not recognize any revenue.

Advertising Costs:

No advertising costs were incurred during the three months and six month ended September 30, 2018 and 2017.

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

FUQUAN FINANCIAL COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2018

As of September 30, 2017, we stated that throughout the three and six-month periods ended of September 30, 2017 and 2016, 200,000 stock options with an exercise price of $0.001 and that did not expire were issued and fully vested. That authorization has been rescinded and as of September 30, 2018, no stock options were issued.

Subsequent Events:

We have evaluated all transactions from October 1, 2018 through January 29, 2019 for subsequent event disclosure consideration.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. SHAREHOLDER LOANS PAYABLE

During the three and six months ended September 30, 2018 and 2017, we received $0 and $8,775, respectively, by way of loan from our principal shareholder, a former officer and director of ours, to fund our working capital requirements such as the compensation to the former officer and director, accounting, auditing, SEC filings, tax preparation, share transfer agent fees and certain legal fees.

The loan is interest free, unsecured and due on demand.

The balance due to our principal shareholder on this loan as of September 30, 2018 and 2017 was $324,033 and $306,052, respectively.

NOTE 5. CONVERTIBLE NOTES PAYABLE – RELATED PARTY

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

During the six months ended September 30, 2018, the Company issued a convertible note of $199,372.

The Company valued the conversion feature at the issue date at $284,569 using the Binomial valuation model. $199,372 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture and is being amortized over the life of the convertible note. The balance of $85,197 of the value assigned to the derivative liability was expensed on the issue date of the convertible note.

During the six months ended September 30, 2018, the Company recorded interest expense of $4,383 and recognized amortization of debt discount, included in interest expense, of $23,174.

As of September 30, 2018, the outstanding principal balance of the note was $199,372, the note had accrued interest of $4,383 and an unamortized debt discount of $176,198.

NOTE 6. DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Fair Value Assumptions Used in Accounting for Derivative Liabilities.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined that its derivative liabilities must be classified in Level 3 of the three-level hierarchy for measuring fair value and uses a Binomial model to calculate the fair value of these liabilities. The Binomial model requires six basic data inputs: (1) the exercise, conversion or strike price, (2) the expected life (in years), (3) the risk-free interest rate, (4) the current stock price, (5) the expected volatility for the Company’s common stock, and (6) the expected dividend yield. Changes to these inputs could result in a significantly higher or lower fair value measurement.

As of September 30, 2018, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Six months ended
September 30, 2018
Expected term	1.53 - 1.75 years
Volatility	137% - 166%
Risk free rate	2.57% - 2.81%
Dividend	-

The following table summarizes the changes in the derivative liabilities during the six months ended September 30, 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance – March 31, 2018	$-
Addition of new derivatives recognized as debt discounts	199,372
Addition of new derivatives recognized as day-one loss	85,197
Change in derivative liabilities recognized as loss on derivative	(119,958)
Balance - September 30, 2018	$164,611

The following table summarizes the gain on derivative liability included in our statement of operation for during the six months ended September 30, 2018:

Six months ended
September 30, 2018
Day-one loss due to derivative liabilities on convertible note payable	$85,197
Change in derivative liabilities recognized as gain on derivative	(119,958)
Gain on change in fair value of derivative liabilities	$(34,761)

FUQUAN FINANCIAL COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2018

NOTE 7. INCOME TAXES

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended September 30, 2018 and 2017 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

NOTE 8. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings for the three months ended September 30, 2018 and 2017 and, to the best of our knowledge, no legal proceedings are pending or threatened.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2017, we stated that we were authorized to issue 50,000,000 shares of preferred common stock with a par value of $0.001. That authorization has been rescinded and as of September 30, 2018, no shares of preferred stock were authorized to be issued.

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

As of September 30, 2018 and September 30, 2017, 2,900,164,114 and 122,164,144 shares of common stock were issued and outstanding, respectively.

Warrants

No warrants were issued or outstanding during the three months ended September 30, 2018 and 2017.

Stock Options

The Company has an incentive stock option plan, which provides for the granting by the Board of Directors of stock options to directors and officers for the purchase of authorized but unissued common shares.

As of December 31, 2017, we stated that throughout the three and six-month periods ended of September 30, 2017 and 2016, 200,000 stock options with an exercise price of $0.001 and that did not expire were issued and fully vested. That authorization has been rescinded and as of September 30, 2018, no stock options were issued.

NOTE 9. SUBSEQUENT EVENTS

Through January 29, 2019 the Company has borrowed an additional $59,986 under the April 2018 Convertible Loan Agreement. The entire amount was paid to Fuquan Investment Management (USA) Company (“FIM USA”), which is owned by our CFO, Hua Huang. The amounts were paid directly to FIM USA as payment for management services provided by FIM USA to the Company. These services were provided under the MSA, discussed below.

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

On January 29, 2019, the Company and Houyu Huang entered into a Forbearance Agreement (the “Forbearance Agreement”). The Company was potentially in breach of the Loan Agreement and the Note as of September 30, 2018 as the Company was not in compliance with its SEC filing obligations. The Forbearance Agreement served to waive all such breaches and gave the Company until March 31, 2019 to be current in its SEC filing obligations.

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

The following discussion of the results of operations for the three and six months ended September 30, 2018 and 2017, respectively, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended March 31, 2018, filed with the SEC on January 25, 2018. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017

Revenue

We recognized no revenue during the three months ended September 30, 2018 and 2017. We currently have no business from which to generate revenues.

Cost of Revenue

We recognized no cost of revenue during the three months ended September 30, 2018 and 2017.

Gross Profit / (Loss)

We recognized no gross profit / (loss) during the three months ended September 30, 2018 and 2017.

General and Administrative Expenses

During the three months ended September 30, 2018, we incurred $111,386 in general and administrative expenses compared to $8,375 during the three months ended September 30, 2017. The increase was due largely to $111,386 management fee.

Operating Loss

During the three months ended September 30, 2018, we incurred an operating loss of $111,386 compared to an operating loss of $8,375 for the three months ended September 30, 2017, an increase of $103,011 due to the factors discussed above.

Interest and Other Income / (Expenses) Net

During the three months ended September 30, 2018 and 2017, we recognized $27,436 and $0 interest expense, respectively.

During the three months ended September 30, 2018 and 2017, we recognized $34,761 and $0 change in fair value of derivative liabilities, respectively.

Loss before Income Tax

During the three months ended September 30, 2018, we incurred a loss before taxes of $104,061 compared to a loss before taxes of $8,375 for the three months ended September 30, 2017, an increase of $95,686 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded in either the three months ended September 30, 2018 or 2017, as we have incurred taxable losses in both periods.

Net Loss

During the three months ended September 30, 2018, we incurred a net loss of $104,061 compared to a net loss of $8,375 for the three months ended September 30, 2017, an increase of $95,686 due to the factors discussed above.

CASH FLOW FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2017

At September 30, 2018, we did not have any cash or cash equivalents, no assets, no operating business or other source of income, outstanding liabilities of $516,201, and a stockholders’ deficit of $516,201. Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

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

	Six Months	Six Months
	Ended	Ended
	September 30, 2018	September 30, 2017

Net Cash Used in Operating Activities	$-	$-
Net Cash Provided (Used In) by Investing Activities	-	-
Net Cash Provided by Financing Activities	-	-
Net Movement in Cash and Cash Equivalents	$-	$-

Operating Activities

During the six months ended September 30, 2018, we incurred a net loss of $257,882 which included $65,714 non-cash officer compensation in the form of a stock grant, non-cash management fees of $199,372, amortization of debt discount $23,174, change in fair value of derivative liability of ($34,761) and accrued interest of $4,383. The net cash used in operating activities during the period was $0. By comparison, during the six months ended September 30, 2017, we incurred a net loss of $8,775 and received $8,775 advance of a shareholder loan payable, for net cash of $0 used in operating activities during the period.

Investing Activities

We neither generated nor used funds in investing activities during the six months ended September 30, 2018 and 2017.

Financing Activities

We had no financing activities during the six months ended September 30, 2018 and 2017.

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

COMPARISON OF THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

During the six months ended September 30, 2018 and September 30, 2017, respectively, the Company did not have any operations and therefore there were no revenues. Expenses during the six months ended September 30, 2018 September 30, 2017 were limited to the Company maintaining its good standing and becoming current in its filing obligations with the SEC.

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

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period by this Form 10-Q. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not sufficient as of September 30, 2018.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2018, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of the Company (Colorado), incorporated by reference to Exhibit 3.(i).1 to Form-10 as filed by the Company with the Securities and Exchange Commission on November 14, 2017.

3.2	Bylaws of the Company (Colorado), incorporated by reference to Exhibit 3.(i)(2) to Form-10 as filed by the Company with the Securities and Exchange Commission on November 14, 2017.

3.3	Articles of Amendment (Colorado) changing the Company’s name to Fuquan Financial Company, filed on March 15, 2018, incorporated by reference to Exhibit 3.3 to Form 10-K as filed by the Company with the Securities and Exchange Commission on January 22, 2019.

3.4	Statement of Conversion (Colorado) converting the Company to a Nevada corporation, filed on March 26, 2018, incorporated by reference to Exhibit 3.4 to Form 10-K as filed by the Company with the Securities and Exchange Commission on January 22, 2019.

3.5	Articles of Incorporation (Nevada) filed on March 28, 2018, incorporated by reference to Exhibit 3.5 to Form 10-K as filed by the Company with the Securities and Exchange Commission on January 22, 2019.

3.6	Articles of Conversion, filed on March 28, 2018, incorporated by reference to Exhibit 3.6 to Form 10-K as filed by the Company with the Securities and Exchange Commission on January 22, 2019.

3.7	Certificate of Amendment increasing the number of authorized shares of common stock, filed on April 23, 2018, incorporated by reference to Exhibit 3.7 to Form 10-K as filed by the Company with the Securities and Exchange Commission on January 22, 2019.

3.8	Certificate of Change providing for a 1:4 reverse stock split, filed on September 26, 2018, incorporated by reference to Exhibit 3.8 to Form 10-K as filed by the Company with the Securities and Exchange Commission on January 22, 2019.

10.1	Loan Agreement, incorporated by reference to Exhibit 10.1 to Form 10-K as filed by the Company with the Securities and Exchange Commission on January 22, 2019.

10.2	Convertible Note, incorporated by reference to Exhibit 10.2 to Form 10-K as filed by the Company with the Securities and Exchange Commission on January 22, 2019.

10.3	Management Services Agreement, incorporated by reference to Exhibit 10.3 to Form 10-K as filed by the Company with the Securities and Exchange Commission on January 22, 2019.

10.4	Forbearance Agreement(*)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002(*).

(*)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 31, 2019	FUQUAN FINANCIAL COMPANY

	By:	/s/ Meihua Li
	Name:	MEIHUA LI
	Title:	Chief Executive Officer, (Principal Executive Officer)

